Form 10-K
period 2013-12-31
EQUITY ONE, INC.
filed 2014-03-03
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1.4 billion based upon the last reported sale price of $22.63 per share on the New York Stock Exchange on such date.
As of February 21, 2014, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 119,466,800.
_______________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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
As of December 31, 2013, our consolidated shopping center portfolio comprised 140 properties, including 118 retail properties and six non-retail properties totaling approximately 14.9 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and six land parcels. As of December 31, 2013, our consolidated shopping center occupancy was 92.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 20 retail properties and two office buildings totaling approximately 3.7 million square feet of GLA. For a listing of the properties in our consolidated shopping center portfolio, refer to Item 2 - Properties.
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

Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida; Atlanta, Georgia; Boston, Massachusetts; the greater New York City metropolitan area; the Washington, D.C. metropolitan area; and Los Angeles and San Francisco, California.
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
Investment Strategy. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate risk-adjusted returns that exceed our cost of capital. Our target markets consist of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia. Our investments primarily fall into one of the following categories:

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

Segment Information
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast – including Georgia, Louisiana, North Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – California; and (6) Non-retail – which is comprised of our non-retail assets. See Note 20 in the consolidated financial statements of this annual report for more information about our business segments and the geographic diversification of our portfolio of properties.
Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like-kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income.
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
Environmental Regulations. The application of environmental laws to a specific property depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a federal, state or local governmental entity or third parties for property damage, injuries resulting from the contamination and for investigation and cleanup costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation as a result of contamination from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners.

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
All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and increase or maintain the rents charged at our existing properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. Our retail tenants also face competition from other retailers, including internet retailers, outlet stores, super centers and discount shopping clubs. This competition could contribute to lease defaults and insolvency of our tenants.
Significant Tenants
As of December 31, 2013, Publix Super Markets was our largest tenant and accounted for approximately 1.3 million square feet, or approximately 7.8% of our GLA, and approximately $9.4 million, or 3.8%, of our annual minimum rent.
Employees
Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179. At December 31, 2013, we had 168 full-time employees and we believe that our relationships with our employees are good.
Available Information
The internet address of our website is www.equityone.net. In the "Investors" section of our website under "About Us," you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the Securities and Exchange Commission, or the SEC. Also available in the "Corporate Governance" section of our website (located within the "Investors" section) free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.
You may also obtain printed copies of any of the foregoing materials from us, free of charge, by contacting our Investor Relations Department at:
Equity One, Inc.
1600 N.E. Miami Gardens Drive
North Miami Beach, Florida 33179
Attn: Investor Relations Department
(305) 947-1664
You may also read and copy any materials we file with the SEC at http://www.sec.gov.

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
From 2014 through 2016, approximately 41.8% of our leases, based on annualized minimum rents, with tenants are due to expire. The annualized minimum rents at expiration for these leases are $31.8 million, $25.2 million, and $37.0 million for 2014, 2015 and 2016, respectively. Additionally, approximately 1.9% of our leases are month-to-month, representing $4.2 million of annualized rents. Our ability to renew or replace these tenants at comparable rents could have a significant impact on our future results of operations.
We may not be able to re-lease vacated space and, if we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commissions paid by us in connection with new leases or lease renewals and the cost of making leasehold improvements. All of these events and factors could adversely affect our results of operations.
Revenue from our properties depends on the success of our tenants.
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under the lease, which may also adversely affect our financial condition and results of operations.
We are particularly dependent on our “anchor” tenants, and decisions made by these tenants or adverse developments in the businesses of these tenants could have a negative impact on our financial condition.
We own shopping centers which are supported by “anchor” tenants. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. If an anchor tenant were to decide that a particular store is unprofitable and close its operations in one of our centers, such a closure could have an adverse effect on the property even though the tenant may continue to make rental payments. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center if their leases have “co-tenancy” clauses which permit cancellation or rent reduction if an anchor tenant’s lease is terminated or the anchor “goes dark.” Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. As a result of retailer consolidation, store rationalization, competition from internet sales and general economic conditions, we have seen a decrease in the number of tenants available to fill anchor spaces, especially in some of our secondary markets. Therefore, in the event one or more of our anchor tenants were to leave our centers, we cannot provide any assurance that we would be able to quickly re-lease vacant space on favorable terms, or at all. Any of these developments could adversely affect our financial condition or results of operations.

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
The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:

•	Economic uncertainty or downturns in general, or in the areas where our properties are located;

•	Local conditions, such as an oversupply of space, a reduction in demand for retail space or a change in local demographics;

•	The attractiveness of our properties to tenants and competition from other available space;

•	The adverse financial condition of some large retail companies and ongoing consolidation within the retail sector;

•	The growth of super-centers and warehouse club retailers, such as those operated by Wal-Mart and Costco, and their adverse effect on traditional grocery chains;

•	Changes in the perception of retailers or shoppers regarding the safety, convenience and attractiveness of our shopping centers and changes in the overall climate of the retail industry;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The expense of periodically renovating, repairing and re-letting spaces;

•	The impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our properties; and

•	The consequences of any armed conflict involving, or terrorist attack against, the United States.

To the extent that any of these conditions occur or accelerate, they are likely to impact market rents for retail space, our portfolio occupancy, our ability to sell, acquire or develop properties, and our cash available for distribution to stockholders.
Internet sales can have an impact on our tenants and our business.
The use of the internet by consumers continues to gain in popularity and growth in internet sales is likely to continue in the future. The increase in internet sales could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards internet sales has led many omnichannel retailers to prune the number and size of their traditional “bricks and mortar” locations in order to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in internet sales will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.
Future terrorist acts and shooting incidents could harm the demand for, and the value of, our properties.
Over the past few years, a number of terrorist acts and shootings have occurred at domestic and international retail properties, including highly publicized incidents in Arizona, New Jersey, Maryland, Oregon and Kenya. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our stockholders.

Many of our real estate costs are fixed, even if income from our properties decreases.
Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.
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
As of December 31, 2013, we had approximately $510.7 million of unsecured senior notes and mortgage debt scheduled to mature in the next three years. Additionally, our $575.0 million unsecured revolving credit facility matures on September 30, 2015, with a one year extension at our option. At times during the last decade, the U.S. and global credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which at times caused the spreads on prospective debt financings to widen considerably. If a downturn or dislocation in credit markets were to occur or if interest rates were to dramatically increase from their current low levels, we may experience difficulty refinancing these upcoming debt maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to utilize the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt or draw heavily on our line of credit, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Any change in our credit ratings could further impact our access to capital and our cost of capital, including the cost of borrowings under our revolving lines of credit. To the extent we are unable to efficiently access the credit markets, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2013, we had debt outstanding in the aggregate amount of approximately $1.5 billion. Many of our loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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
Increases in interest rates would cause our borrowing costs to rise and generally adversely affect the market price of our securities and the market value of our properties.
While we had approximately $1.2 billion of fixed interest rate debt outstanding as of December 31, 2013, we also borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as interest expense with respect to maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders.
In addition, the market price of our common stock is affected by the annual distribution rate on the shares of our common stock. An increase in market interest rates relative to our annual dividend rate may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. Finally, increases in interest rates may have the effect of increasing market capitalization rates and/or depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness. Such declines in the market value of our properties would likely adversely affect the market price of our common stock and other securities.
The market value of our debt and equity securities is subject to various factors that may cause significant fluctuations or volatility.
As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control. Among the conditions that may affect the market price of our publicly traded securities are the following:

•	purchases or sales of our stock by our controlling stockholder;

•	the extent of institutional investor interest in us;

•	the market perception of our business compared to other REITS;

•	the market perception of retail REITs, in general, compared to other investment alternatives;

•	our financial condition and performance, including changes in our funds from operations (“FFO”) or earnings estimates;

•	the market’s perception of our growth potential and potential future cash dividends;

•	our credit or analyst ratings;

•	any future issuances of equity or debt securities;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	an increase in market interest rates; and

•	general economic and financial market conditions.

These factors may cause the market price of our common stock to decline, in some cases regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our common stock will not fall in the future. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.
Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes and earthquakes that disproportionately affect those areas.
As of December 31, 2013, approximately 49.6%, 13.5% and 15.8% of our consolidated retail property GLA was located in Florida, California and the northeastern United States, respectively. Our key development and redevelopment projects are also primarily located in these regions. As a result, economic, real estate and other general conditions in these regions will significantly affect our revenue and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida, California and the northeastern United States. Any resulting reduction in demand for retail properties in these markets would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our consolidated retail property GLA is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural or man-made disasters. As of December 31, 2013, over 43% of the total insured value of our portfolio is located in the State of Florida and approximately 14% of the total insured value of our portfolio is located in the northeastern United States. These areas are prone to strong tropical storms and hurricanes and in the case of the northeast, severe winter storms, including blizzards. Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.
In addition, as of December 31, 2013, over 26% of the total insured value of our portfolio is located in the State of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. Our insurance coverage with respect to these perils is significantly less than the full replacement costs of these assets. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.
Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.
We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry environmental insurance on most of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties. We do not currently have insurance coverage covering the replacement cost of losses resulting from earthquakes.
The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in amounts we deem adequate or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms, earthquakes or terrorist acts and toxic mold, or, if offered, the cost of obtaining these types of insurance may not be commercially justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the covered loss limits of insurance available.
If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. Further, we may be unable to collect applicable insurance proceeds if our insurers are unable to pay or contest a claim. Therefore, we cannot guarantee that material losses will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed or the proceeds could be insufficient. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our stockholders.
We may be unable to sell our real estate investments when appropriate or on terms favorable to us.
Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the federal tax code contains restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to alter our portfolio in response to economic conditions or trends in retailer or consumer behavior promptly or on terms favorable to us within a time frame that we would need. Our inability to respond quickly to such changes could adversely affect the value of our portfolio and our ability to meet our obligations and make distributions to our stockholders.

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

Our capital recycling strategy entails various risks.
During 2013, we sold thirty-two non-core assets and four outparcels for aggregate gross proceeds of $295.2 million. In general, we intend to continue to sell many of our remaining non-core properties over the next several years as part of our capital recycling efforts. In the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge. Further, in the event we are unable to reinvest the proceeds from these sales in an accretive manner, we may suffer earnings and FFO dilution. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.

Our board of directors may change our investment strategy without stockholder approval.
Our board of directors may determine to change our strategy with respect to capitalization, investment, distributions and/or operations. Our board of directors may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or the concentration of investments in any one geographic region. Although our board of directors has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our stockholders. Accordingly, the results of decisions made by our board of directors and implemented by management may or may not serve the interests of all of our stockholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.
An important component of our growth and investment strategy is the redevelopment of properties within our portfolio and the development of new shopping centers, including Broadway Plaza in the Bronx, New York and Serramonte Shopping Center in Daly City, California. At December 31, 2013, we had invested an aggregate of approximately $62.2 million in active development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $76.6 million to complete, including $42.0 million to complete Broadway Plaza and our previously announced expansion plans at Serramonte Shopping Center. In addition to these costs, we may expend substantial amounts in the future in connection with the further redevelopment of Serramonte Shopping Center and the redevelopment of the Westwood Complex in Bethesda, Maryland, and we are actively seeking additional significant development and redevelopment opportunities in our target markets. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to secure key anchor or other tenants;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs;

•	inability to realize the benefits of tax credits to the extent originally projected: and

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
Our investing strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. The acquisition of properties or portfolios of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•
we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify, even after making a non-refundable deposit or incurring significant acquisition related costs;

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

In addition, as part of our investing and capital strategy, we plan to sell assets that no longer meet our investment criteria and reinvest those proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of this strategy on our earnings, in the near term the returns on the assets we seek to dispose are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds which could have the effect of reducing our income and materially and adversely affecting our results of operations and financial condition. Finally, if we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity or debt securities in connection with any acquisition or investment could be substantially dilutive to our stockholders.
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
We have invested in some cases as a partner or co-venturer in properties. Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, that our partners or co-venturers might fail to provide capital and fulfill their obligations, which may result in certain liabilities to us for guarantees and other commitments, and that our partners or co-venturers may take actions or fail to take actions contrary to our instructions, requests, policies or objectives and that our partners or co-venturers may engage in malfeasance or illegal activities which may jeopardize our investment or subject us to reputational risk. Other risks of joint venture investments could include an impasse on decisions, such as sales of the ventures or their properties, because neither our partners or co-venturers nor we would have full control over the involved partnerships or joint ventures. In other cases, our partners or co-venturers may have the power to cause the involved partnership or joint venture to take or refrain from taking actions contrary to our desires. In addition, our lenders may not be easily able to sell our joint venture assets and investments or view them less favorably as collateral, which could negatively affect our liquidity and capital resources. Any dispute that may arise with our joint venture partners may result in litigation or arbitration that could increase our expenses. Further, many of our joint ventures contain customary buy-sell provisions which could result in either the sale of our interest or the use of available cash or borrowings to acquire our partner’s interest at inopportune times. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.
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
We may from time to time be subject to litigation that may negatively impact our cash flow, financial condition, results of operations and the trading price of our common stock.
We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our common stock. For a further discussion of litigation risks, see Note 22 to the consolidated financial statements.
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
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unplanned expenditures that adversely affect our cash flows.
All of our properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet our financial obligations and make distributions to stockholders.

Changes in accounting standards may adversely impact our financial condition and results of operations.
New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant adverse effect on our reported results for the affected periods.
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
In addition, in order to qualify as a REIT, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years. We intend to make distributions to our stockholders to comply with the distribution provisions of the Code. Although we anticipate that our cash flows from operating activities and our ability to borrow under our existing credit facilities will enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short term basis or sell assets in order to satisfy the distribution requirements. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.
In addition, the federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make sales that are consistent with our investment objectives. Although we do not intend to engage in prohibited transactions, it is possible that our dispositions may not qualify for safe harbor treatment. Accordingly, we cannot assure you that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions. In addition, the sale of our properties may generate gains for tax purposes which, if not adequately sheltered through “like kind exchanges” under Section 1031 of the Code, could require us to make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to make such distributions, in either such case to permit us to maintain our status as a REIT.
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
Our chairman of the board of directors and his affiliates are beneficial owners of approximately 45.3% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2013, Chaim Katzman, the chairman of our board of directors, beneficially owned approximately 45.3% of the outstanding shares of our common stock. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock. Additionally, in the event Mr. Katzman and his affiliates were to sell substantial amounts of our common stock, the trading price of our common stock could experience volatility or decline significantly and our ability to raise additional equity on attractive terms could be significantly impaired.
We provide our principal stockholder with reconciliations of our financial statements to International Financial Reporting Standards.
We are party to an agreement with Gazit pursuant to which we are obligated to provide it with quarterly and annual reconciliations of our financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, to International Financial Reporting Standards, or IFRS, so that Gazit may consolidate our results in its financial reporting. Pursuant to this agreement, Gazit reimburses us for internal and third-party expenses incurred by us in connection with the preparation of these reconciliations, including the performance by our independent certified public accountants of certain procedures with respect to these reconciliations. Neither we nor the members of our board of directors or audit committee are experts with respect to IFRS and we are subject to the risk that we may incur liability to Gazit or its stockholders in the event of inaccuracies in our preparation of these reconciliations, which could adversely affect our financial condition and results of operations.
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
As of December 31, 2013, Gazit and its subsidiaries beneficially owned approximately 44.8% of the outstanding shares of our common stock. Based on information we have received from Gazit, we believe that approximately 96.4% of the shares reported as beneficially owned by Gazit are pledged to secure loans made to it and its subsidiaries by commercial banks.
If one of these entities defaults on any of its obligations under the applicable pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	the stockholder's failure to comply with specified financial ratios and other covenants set forth in the applicable pledge agreements and loan documents;

•
if the value of the pledged shares ceases to exceed the principal amount of indebtedness outstanding under the credit facilities by a specified margin as a result of the decline of our stock price or otherwise;

•
the occurrence of a default with respect to other material indebtedness owed by the stockholder that would entitle any of the stockholder’s other creditors to accelerate payment of such indebtedness; and

•	if the stockholder ceases to pay its debts or manage its affairs or reaches a compromise or arrangement with its creditors.
In addition, because so many shares are pledged to secure these loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders or may violate covenants of certain of our loan agreements.
We rely extensively on computer systems to process transactions and manage our business. Disruptions in both our primary and secondary (back-up) systems or breaches of our network security could harm our ability to run our business and expose us to liability.
In order to successfully operate our business, it is essential that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cyber-attacks, catastrophic events such as fires, hurricanes, earthquakes and tornadoes, and usage errors by our employees. In addition, we have recently undertaken significant investments and improvements in various IT solutions and software products that support our business. If our computer systems or these new IT solutions cease to function properly or are damaged, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems or issues with the ongoing implementation of newly adopted IT solutions may have a material adverse effect on our business or results of operations.
Additionally, increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. In the event a security breach or failure results in the disclosure of sensitive third party data or the transmission of harmful/malicious code to third parties, we could be subject to liability claims. Depending on their nature and scope, such threats also could potentially lead to improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our consolidated portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2013, contained an aggregate of approximately 14.9 million square feet of GLA. All of our properties are owned in fee simple other than McAlpin Square located in Savannah, Georgia, Plaza Acadienne located in Eunice, Louisiana, El Novillo located in Miami, Florida and Darinor Plaza located in Norwalk, Connecticut, each of which is subject to a ground lease in favor of a third party lessor. A small number of our other shopping centers include outparcels or portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”
The following table provides a brief description of our properties as of December 31, 2013:

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
NORTH FLORIDA REGION (24)
Orlando / Central Florida (5)
Alafaya Commons	Orlando	1987	126,333	34.9%	$21.55
Alafaya Village	Orlando	1986	38,118	79.9%	$23.21
Park Promenade	Orlando	1987 / 2000	128,848	28.9%	$10.67		Dollar General
Town & Country	Kissimmee	1993	75,181	94.1%	$8.12	Albertsons* (Ross Dress For Less)
Unigold Shopping Center	Winter Park	1987	117,527	88.2%	$11.83	Winn-Dixie	You Fit
Jacksonville / North Florida (7)
Beauclerc Village	Jacksonville	1962 / 1988	68,846	93.1%	$9.09		Big Lots / Goodwill / Beall’s Outlet
Forest Village	Tallahassee	2000	71,526	78.7%	$10.33	Publix
Ft. Caroline	Jacksonville	1985 / 1995	71,816	86.8%	$6.92	Winn-Dixie	Citi Trends
Mandarin Landing	Jacksonville	1976	139,580	88.6%	$16.58	Whole Foods	Office Depot / Aveda Institute
Oak Hill (2)	Jacksonville	1985 / 1997	78,492	100.0%	$8.36	Publix	Planet Fitness
Pablo Plaza	Jacksonville	1974 / 1998 / 2001 / 2008	146,473	86.0%	$11.57	Publix* (Office Depot)	Marshalls / HomeGoods
South Beach	Jacksonville Beach	1990 / 1991	307,873	88.2%	$12.65		Ross / Bed Bath & Beyond / Home Depot / Stein Mart / Staples
Tampa / St. Petersburg / Venice / Cape Coral (7)
Charlotte Square	Port Charlotte	1980	96,626	69.9%	$7.75		Seafood Buffet / American Signature Furniture
Glengary Shoppes	Sarasota	1995	92,844	100.0%	$19.73		Best Buy / Barnes & Noble
Mariners Crossing	Spring Hill	1989 / 1999	97,812	85.9%	$10.13	Sweet Bay
Shoppes of North Port	North Port	1991	84,705	86.2%	$8.76		You Fit Health Club / Goodwill
Sunlake	Tampa	2008	94,397	91.3%	$18.75	Publix
Sunpoint Shopping Center	Ruskin	1984	132,374	83.0%	$7.90		Goodwill / Big Lots / Chapter 13 Trustee / The Crossing Church
Walden Woods	Plant City	1985 /1998 / 2003	72,950	87.3%	$7.92		Dollar Tree / Aaron Rents / Dollar General
North Palm Coast (5)
New Smyrna Beach	New Smyrna Beach	1987	118,451	87.8%	$12.32	Publix
Old King Commons	Palm Coast	1988	84,759	94.6%	$9.40		Staples / Beall's Outlet / Planet Fitness
Ryanwood	Vero Beach	1987	114,925	82.9%	$11.07	Publix	Beall’s Outlet / Books-A-Million
South Point Center	Vero Beach	2003	64,790	94.1%	$15.74	Publix

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Treasure Coast	Vero Beach	1983	133,779	98.9%	$13.40	Publix	TJ Maxx
TOTAL SHOPPING CENTERS NORTH FLORIDA REGION (24)			2,559,025	82.8%	$12.13

SOUTH FLORIDA REGION (36)
Miami-Dade / Broward / Palm Beach (32)
Aventura Square	Aventura	1991	143,250	100.0%	$24.36		Babies R Us / Jewelry Exchange / Old Navy / Bed Bath & Beyond / DSW
Bird Ludlum	Miami	1988 / 1998	192,274	94.2%	$19.88	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	Jupiter	1986	123,917	81.0%	$12.89	Publix	Walgreens
Chapel Trail	Pembroke Pines	2007	56,378	100.0%	$23.72		LA Fitness
Coral Reef Shopping Center	Palmetto Bay	1968 / 1990	74,680	91.5%	$26.15		Office Depot / Walgreens
Countryside Shops	Cooper City	1986 /1988 / 1991	179,561	86.4%	$14.25	Publix	Stein Mart
Crossroads Square	Pembroke Pines	1973	81,587	86.0%	$18.26		CVS Pharmacy / Goodwill
El Novillo	Miami Beach	1970 / 2000	10,000	100.0%	$17.00		Sakura Japanese Buffet
Greenwood	Palm Springs	1982 / 1994	133,438	89.4%	$14.42	Publix	Beall’s Outlet
Hammocks Town Center	Miami	1987 / 1993	168,834	97.7%	$15.16	Publix	Metro Dade Library / CVS Pharmacy / Porky’s Gym
Jonathan’s Landing	Jupiter	1997	26,820	75.4%	$20.91
Lago Mar	Miami	1995	82,613	92.7%	$13.65	Publix
Lantana Village	Lantana	1976 / 1999	181,780	97.6%	$7.52	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	Fort Lauderdale	1998	114,118	94.5%	$12.86		Regal Cinemas / Deal$
Shoppes of Oakbrook	Palm Beach Gardens	1974 / 2000 / 2003	199,633	92.6%	$14.87	Publix	Stein Mart / Homegoods / CVS Pharmacy / Bassett Furniture / Duffy’s
Oaktree Plaza	North Palm Beach	1985	23,745	81.9%	$16.70
Pine Island	Davie	1999	254,907	91.9%	$13.21	Publix	Burlington Coat Factory / Staples / You Fit Health Club
Point Royale	Miami	1970 / 2000	181,381	93.8%	$12.44	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	Palm Beach Gardens	1993	122,014	96.6%	$18.19		Office Depot / CVS Pharmacy / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	Davie	1984 / 1999	155,204	95.3%	$11.92		Ridge Cinema / Kabooms / United Collection / Round Up / Goodwill
Riverside Square	Coral Springs	1987	103,241	80.1%	$11.27	Publix
Sawgrass Promenade	Deerfield Beach	1982 / 1998	107,092	80.7%	$10.64	Publix	Walgreens / Dollar Tree
Sheridan Plaza	Hollywood	1973 / 1991	508,455	97.2%	$16.04	Publix	Kohl’s / Ross / Bed Bath & Beyond / Pet Supplies Plus / LA Fitness / Office Depot / Assoc. in Neurology
Shoppes of Andros Isles	West Palm Beach	2000	79,420	82.4%	$11.73	Publix
Shoppes of Silverlakes	Pembroke Pines	1995 / 1997	126,789	88.6%	$16.61	Publix	Goodwill
Shops at Skylake	North Miami Beach	1999 / 2005 / 2006	287,168	95.6%	$19.31	Publix	TJ Maxx / LA Fitness / Goodwill
Tamarac Town Square	Tamarac	1987	124,585	86.8%	$11.83	Publix	Dollar Tree / Pivot Education

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Waterstone	Homestead	2005	61,000	100.0%	$14.99	Publix
West Bird	Miami	1977 / 2000	99,864	92.5%	$14.35	Publix	CVS Pharmacy
West Lakes Plaza	Miami	1984 / 2000	100,747	95.4%	$14.52	Winn-Dixie	Navarro Pharmacy
Westport Plaza	Davie	2002	49,533	97.6%	$17.75	Publix
Young Circle	Hollywood	1962 / 1997	65,834	98.1%	$15.64	Publix	Walgreens
Naples / Port St. Lucie / Stuart (4)
Cashmere Corners	Port St. Lucie	2001	89,234	92.1%	$7.64	Albertsons
Pavilion	Naples	1982 / 2001 / 2011	167,745	89.0%	$17.39		Paragon Theaters / L.A. Fitness / Anthony's
Salerno Village	Stuart	1987	82,477	86.3%	$10.79	Winn-Dixie	CVS Pharmacy
Shops at St. Lucie	Port St. Lucie	2006	19,361	65.2%	$21.77
TOTAL SHOPPING CENTERS SOUTH FLORIDA REGION (36)			4,578,679	92.3%	$15.27

SOUTHEAST REGION (27)

GEORGIA (11)
Atlanta (9)
BridgeMill	Canton	2000	89,102	90.6%	$16.22	Publix
Buckhead Station	Atlanta	1996	233,739	98.3%	$21.28		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta / Nordstrom Rack
Chastain Square	Atlanta	1981 / 2001	91,637	100.0%	$18.61	Publix
Hairston Center	Decatur	2000	13,000	92.3%	$11.95
Hampton Oaks	Fairburn	2009	20,842	35.9%	$11.35
Market Place	Norcross	1976	73,686	93.4%	$11.84		Galaxy Cinema
Piedmont Peachtree Crossing	Buckhead	1978 / 1998	152,239	98.6%	$19.18	Kroger	Cost Plus Store / Binders Art Supplies
Wesley Chapel	Decatur	1989	164,153	83.1%	$8.39	Little Giant	Everest Institute* / Deal$ / Planet Fitness
Williamsburg at Dunwoody	Dunwoody	1983	44,928	83.8%	$20.29
Central / South Georgia (2)
Daniel Village	Augusta	1956 / 1997	172,438	66.5%	$9.63	Bi-Lo
McAlpin Square	Savannah	1979	173,952	96.6%	$8.38	Kroger	Big Lots / Habitat for Humanity / Savannah-Skidaway
TOTAL SHOPPING CENTERS GEORGIA (11)			1,229,716	89.2%	$14.72

LOUISIANA (11)
Ambassador Row	Lafayette	1980 / 1991	194,678	83.5%	$10.83		Big Lots / Chuck E Cheese / Planet Fitness / JoAnn Fabrics
Ambassador Row Courtyard	Lafayette	1986 / 1991 / 2005	146,697	90.9%	$10.52		Bed Bath & Beyond / Marshalls / Hancock Fabrics / Unitech Training Academy / Tuesday Morning
Bluebonnet Village	Baton Rouge	1983	101,585	98.2%	$12.23	Matherne’s	Office Depot
Boulevard	Lafayette	1976 / 1994	68,012	93.1%	$9.20		Piccadilly / Harbor Freight Tools / Golfballs.com
Country Club Plaza	Slidell	1982 / 1994	64,686	86.8%	$6.79	Winn-Dixie
Crossing	Slidell	1988 / 1993	113,989	92.8%	$5.25	Save A Center	A-1 Home Appliance / Piccadilly

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Elmwood Oaks	Harahan	1989	130,284	100.0%	$9.16		Academy Sports / Dollar Tree / Tuesday Morning
Plaza Acadienne	Eunice	1980	59,419	100.0%	$4.38	Super 1 Store	Fred’s Store
Sherwood South	Baton Rouge	1972 / 1988 / 1992	77,230	100.0%	$6.20		Burke’s Outlet / Harbor Freight Tools / Ideal Market
Siegen Village	Baton Rouge	1988	170,416	98.9%	$10.19		Office Depot / Big Lots / Dollar Tree / Planet Fitness / Party City
Tarpon Heights	Galliano	1982	56,605	95.5%	$6.07		Stage / Dollar General
TOTAL SHOPPING CENTERS LOUISIANA (11)			1,183,601	93.8%	$8.90

NORTH CAROLINA (4)
Centre Pointe Plaza	Smithfield	1989	159,383	99.2%	$6.35		Belk’s / Dollar Tree / Aaron Rents / Burke’s Outlet Stores
Riverview Shopping Center	Durham	1973 / 1995	128,498	93.1%	$8.58	Kroger	Upchurch Drugs / Riverview Galleries
Stanley Market Place (2)	Stanley	2007	53,228	94.1%	$9.84	Food Lion	Family Dollar
Thomasville Commons	Thomasville	1991	148,754	90.5%	$5.44	Ingles	Kmart
TOTAL SHOPPING CENTERS NORTH CAROLINA (4)			489,863	94.4%	$7.04

VIRGINIA (1)
Smyth Valley Crossing	Marion	1989	126,841	97.2%	$6.01	Ingles	Walmart
TOTAL SHOPPING CENTERS VIRGINIA (1)			126,841	97.2%	$6.01

TOTAL SHOPPING CENTERS SOUTHEAST REGION (27)			3,030,021	92.2%	$10.75

NORTHEAST REGION (22)
CONNECTICUT (8)
Brookside Plaza	Enfield	1985 / 2006	214,030	93.9%	$13.74	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples /PetSmart
Compo Acres (1)	Westport	1960 / 2011	42,779	93.2%	$46.33	Trader Joe’s
Copps Hill	Ridgefield	1979 / 2002	184,528	100.0%	$13.61	Stop & Shop	Kohl’s / Rite Aid
Darinor Plaza (1)	Norwalk	1978	151,198	100.0%	$16.73		Kohl's / Old Navy / Party City
Danbury Green	Danbury	1985 / 2006	124,095	100.0%	$20.75	Trader Joe’s	Rite Aid / Annie Sez / Staples / DSW / Danbury Hilton Garden Inn
Post Road Plaza (1)	Darien	1978	20,005	100.0%	$43.92	Trader Joe's
Southbury Green	Southbury	1979 / 2002	156,215	97.6%	$21.99	ShopRite	Staples
The Village Center (1)	Westport	1969-1973 / 2009-2010	89,041	95.1%	$31.34	Fresh Market
TOTAL SHOPPING CENTERS CONNECTICUT (8)			981,891	97.6%	$19.95

MARYLAND (1)
Westwood Complex (1)	Bethesda	1958-1960 / 2001	59,153	100.0%	$11.09		Bowlmor Lanes / CITGO
TOTAL SHOPPING CENTERS MARYLAND (1)			59,153	100.0%	$11.03

MASSACHUSETTS (7)
Cambridge Star Market	Cambridge	1953 / 1997	66,108	100.0%	$30.25	Star Market
Medford Shaw’s Supermarket	Medford	1995	62,656	100.0%	$26.92	Shaw’s
Plymouth Shaw’s Supermarket	Plymouth	1993	59,726	100.0%	$19.99	Shaw’s
Quincy Star Market	Quincy	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	Swampscott	1967 / 2005	35,907	100.0%	$24.95	Whole Foods
Webster Plaza	Webster	1963 / 1998	201,425	98.2%	$8.16	Shaw’s	K Mart

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
West Roxbury Shaw’s Plaza	West Roxbury	1973 / 1995 / 2006	76,316	93.3%	$26.14	Shaw’s
TOTAL SHOPPING CENTERS MASSACHUSETTS (7)			602,879	98.6%	18,880

NEW YORK (6)
1175 Third Avenue	Manhattan	1995	25,350	100.0%	$105.29	Food Emporium
90-30 Metropolitan	Queens	2007	59,815	100.0%	$30.03	Trader Joe's	Staples / Michael’s
101 7th Avenue	Manhattan	1930	56,870	100.0%	$24.62		Loehmann’s
1225-1239 Second Avenue (1)	Manhattan	1964 / 1987	18,474	96.8%	$105.30		CVS Pharmacy
Clocktower Plaza (1)	Queens	1985 / 1995	78,820	100.0%	$45.04	Pathmark
Westbury Plaza (1)	Westbury	1993 / 2004	394,451	100.0%	$22.15		Costco / Marshalls / Sports Authority / Walmart
TOTAL SHOPPING CENTERS NEW YORK (6)			633,780	99.9%	$31.64

TOTAL SHOPPING CENTERS NORTHEAST REGION (22)			2,277,703	98.5%	$22.73

WEST COAST REGION (9)
CALIFORNIA (9)
Circle Center West	Long Beach	1989	64,403	94.1%	$20.15		Marshalls
Culver Center	Culver City	1950 / 2000	216,646	97.1%	$28.27	Ralph’s	LA Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	Davis	1990	111,156	100.0%	$22.94	Safeway	Petco / CVS Pharmacy
Plaza Escuela	Walnut Creek	2002	152,452	100.0%	$44.98		AAA / Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Sports Authority
Pleasanton Plaza (1)	Pleasanton	1981	163,469	96.1%	$12.63		JC Penney / Cost Plus / Design's School of Cosmetology / Office Max
Potrero (1)	San Francisco	1968 / 1997	226,642	99.9%	$29.95	Safeway	24 Hour Fitness / Party City / Petco / Office Depot / Ross
Ralph's Circle Center	Long Beach	1983	59,837	100.0%	$17.36	Ralph’s
Serramonte	Daly City	1968	799,808	97.7%	$18.51		Macy’s / JC Penney / Target / Daiso / H&M / Forever 21 / A’Gaci / Crunch Gym
Von’s Circle Center	Long Beach	1972	148,353	98.9%	$17.48	Von’s	Rite Aid / Ross
TOTAL SHOPPING CENTERS CALIFORNIA (9)			1,942,766	98.1%	$22.52

TOTAL SHOPPING CENTERS WEST COAST REGION (9)			1,942,766	98.1%	$22.52

TOTAL CONSOLIDATED SHOPPING CENTER PORTFOLIO (118)			14,388,194	92.4%	$16.16

NON-RETAIL PROPERTIES (6) (1)
200 Potrero	San Francisco, CA	1928	30,500	55.1%			Golden Bear Sportswear
4101 South I-85 Industrial	Charlotte, NC	1956 / 1963	188,513	100.0%			Park ’N Go
Banco Popular Office Building	Miami, FL	1971	32,737	82.5%
Prosperity Office Building	Palm Beach Gdns, FL	1972	3,200	50.0%
Westwood - Manor Care	Bethesda, MD	1976	41,123	100.0%			Manor Care
Westwood Towers	Bethesda, MD	1968 / 1997	211,020	100.0%			Housing Opportunities
TOTAL NON-RETAIL PROPERTIES (6) (1)			507,093	95.9%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (124)			14,895,287	92.5%

__________________________
Note: Total square footage does not include shadow anchor square footage that is not owned by Equity One but does include square footage for ground leases. Additionally, Brawley Commons in the Southeast Region with GLA totaling 119,189 square feet was excluded from the above and from the same property pool as the property was subject to a defaulted mortgage loan at December 31, 2013. In February 2014, we sold our interest in this property.
* Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in (  ).
(1) Not included in the same property pool for the year ended December 31, 2013.
(2) Property is classified as held for sale.
In addition to the 118 retail properties and 6 non-retail properties listed above, we had 10 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion and 6 land parcels for a total consolidated shopping center portfolio of 140 properties as of December 31, 2013.
Most of our leases provide for the monthly payment in advance of fixed minimum rent, the tenants’ pro rata share of property taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the property. Our leases may also provide for the payment of additional rent based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a property. In those cases, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis. Generally, our leases prohibit our tenants from assigning or subletting their spaces. The leases also require our tenants to use their spaces for the purposes designated in their lease agreements and to operate their businesses on a continuous basis. Some of the lease agreements with major, national, or regional tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original tenant will remain liable for the payment of the lease obligations under that lease agreement.
Major Tenants
The following table sets forth as of December 31, 2013 the GLA and the annual minimum rent at expiration of our existing properties leased to tenants in our consolidated shopping center portfolio. Our consolidated shopping center portfolio is defined as all of our shopping centers accounted for on a consolidated basis, excluding properties under development and redevelopment, non-retail properties, properties held in unconsolidated joint ventures and one property that was encumbered by a defaulted mortgage loan at December 31, 2013. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	3,170,484	6,043,283	4,076,030	13,289,797
Percentage of Total Leased GLA	23.8%	45.5%	30.7%	100.0%

Annual Minimum Rent (“AMR”)	$41,026,988	$76,712,673	$107,444,502	$225,184,163
Percentage of Total AMR	18.2%	34.1%	47.7%	100.0%

The following table sets forth as of December 31, 2013 information regarding leases with the ten largest tenants (by annualized minimum rent) in our shopping center portfolio, including those properties under development or redevelopment:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/13	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	30	1,253,633	7.8%	$9,362,135	3.8%	$7.47
Supervalu	6	398,625	2.5%	8,995,251	3.7%	$22.57
LA Fitness	7	320,897	2.0%	5,874,153	2.4%	$18.31
The TJX Companies	13	371,068	2.3%	5,639,466	2.3%	$15.20
Great Atlantic & Pacific Tea Co.	2	88,018	0.5%	5,489,260	2.2%	$62.37
Bed Bath and Beyond	10	316,993	2.0%	4,546,469	1.8%	$14.34
Sports Authority	4	108,391	0.7%	3,753,410	1.5%	$34.63
CVS Pharmacy	13	153,211	1.0%	3,708,094	1.5%	$24.20
The Gap, Inc.	7	119,729	0.7%	3,414,675	1.4%	$28.52
Office Depot	8	209,845	1.3%	3,383,261	1.4%	$16.12
Total top ten tenants	100	3,340,410	20.8%	$54,166,174	22.0%	$16.22
Lease Expirations
The following tables set forth as of December 31, 2013 the anticipated expirations of tenant leases in our consolidated shopping center portfolio for each year from 2014 through 2022 and thereafter:
ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	112	235,347	1.7%	$4,235,198	1.9%	$18.00
2014	392	2,216,877	15.4%	31,806,983	14.1%	$14.35
2015	333	1,786,674	12.4%	25,244,791	11.2%	$14.13
2016	337	2,233,427	15.5%	37,008,787	16.4%	$16.57
2017	269	1,524,591	10.6%	28,105,472	12.5%	$18.43
2018	197	1,327,895	9.2%	22,268,294	9.9%	$16.77
2019	60	701,285	4.9%	8,215,864	3.6%	$11.72
2020	53	611,151	4.3%	10,135,041	4.5%	$16.58
2021	40	275,816	1.9%	7,226,138	3.2%	$26.20
2022	53	594,792	4.1%	11,364,842	5.1%	$19.11
Thereafter	123	1,781,942	12.4%	39,572,753	17.6%	$22.21
Sub-total/Average	1,969	13,289,797	92.4%	225,184,163	100.0%	$16.94
Vacant	451	1,098,397	7.6%	NA	NA	NA
Total/Average	2,420	14,388,194	100.0%	$225,184,163	100.0%	NA

ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	1	10,163	0.1%	$66,060	0.1%	$6.50
2014	48	1,436,174	15.2%	15,415,350	13.1%	$10.73
2015	40	1,097,804	11.6%	8,911,004	7.6%	$8.12
2016	44	1,577,588	16.7%	20,454,175	17.4%	$12.97
2017	33	1,004,612	10.7%	13,427,913	11.4%	$13.37
2018	28	860,005	9.1%	9,994,099	8.5%	$11.62
2019	9	553,811	5.9%	4,326,938	3.7%	$7.81
2020	15	491,938	5.2%	6,300,628	5.3%	$12.81
2021	10	182,749	2.0%	3,473,403	2.9%	$19.01
2022	15	468,248	5.0%	6,715,520	5.7%	$14.34
Thereafter	48	1,530,675	16.3%	28,654,571	24.3%	$18.72
Sub-total/Average	291	9,213,767	97.8%	117,739,661	100.0%	$12.78
Vacant	8	209,445	2.2%	NA	NA	NA
Total/Average	299	9,423,212	100.0%	$117,739,661	100.0%	NA

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	111	225,184	4.5%	$4,169,138	3.9%	$18.51
2014	344	780,703	15.7%	16,391,633	15.2%	$21.00
2015	293	688,870	13.9%	16,333,787	15.2%	$23.71
2016	293	655,839	13.2%	16,554,612	15.4%	$25.24
2017	236	519,979	10.5%	14,677,559	13.7%	$28.23
2018	169	467,890	9.4%	12,274,195	11.4%	$26.23
2019	51	147,474	3.0%	3,888,926	3.6%	$26.37
2020	38	119,213	2.4%	3,834,413	3.6%	$32.16
2021	30	93,067	1.9%	3,752,735	3.5%	$40.32
2022	38	126,544	2.5%	4,649,322	4.3%	$36.74
Thereafter	75	251,267	5.1%	10,918,182	10.2%	$43.45
Sub-total/Average	1,678	4,076,030	82.1%	107,444,502	100.0%	$26.36
Vacant	443	888,952	17.9%	NA	NA	NA
Total/Average	2,121	4,964,982	100.0%	$107,444,502	100.0%	NA
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

Insurance
Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most of our policies contain limits beyond which we have no coverage. We currently do not have comprehensive insurance covering the replacement cost of losses resulting from earthquakes. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.

ITEM 3.	LEGAL PROCEEDINGS
We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us that, in management's opinion, would result in a material adverse effect on our business, financial condition, results of operations or our cash flows. For a further discussion of litigation, see Note 22 to our consolidated financial statements included herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 21, 2014, there were 1,006 holders of record of our common stock (which number does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency). The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	Price Per Share
	High	Low	Dividends Declared per share
2013:
First Quarter	$24.22	$21.23	$0.22
Second Quarter	$26.72	$20.86	$0.22
Third Quarter	$24.23	$20.71	$0.22
Fourth Quarter	$24.99	$21.44	$0.22
2012:
First Quarter	$20.31	$16.82	$0.22
Second Quarter	$21.48	$19.13	$0.22
Third Quarter	$22.16	$20.63	$0.22
Fourth Quarter	$21.83	$19.43	$0.22
Dividends paid during 2013 and 2012 totaled $104.3 million and $102.1 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.
Our total annual dividends paid per common share for each of 2013 and 2012 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2014 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITs that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2008 until December 31, 2013. The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors. The graph assumes that $100 was invested on December 31, 2008 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Equity One, Inc.	100.00	98.73	116.85	114.84	148.38	164.84
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32
SNL REIT Retail Shopping Ctr	100.00	98.72	128.15	124.48	157.17	167.92
Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2013 - October 31, 2013	766	(1)	$23.03	N/A	N/A
November 1, 2013 - November 30, 2013	345	(1)	$24.23	N/A	N/A
December 1, 2013 - December 31, 2013	197	(1)	$22.38	N/A	N/A
	1,308		$23.25	N/A	N/A
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
The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2013. The balance sheet data at December 31, 2013 and 2012, and the statement of operations data for the years ended December 31, 2013, 2012 and 2011, have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total revenue	$332,511	$301,033	$256,243	$197,036	$178,843
Property operating expenses	89,647	79,971	71,199	54,610	52,604
Rental property depreciation and amortization (2)	87,266	79,415	75,029	43,838	36,989
General and administrative expenses (2)	39,514	42,473	50,910	41,360	37,633
Total operating expenses	216,427	201,859	197,138	139,808	127,226
Interest expense	(68,145)	(70,665)	(66,560)	(60,786)	(52,054)
Amortization of deferred financing fees	(2,421)	(2,474)	(2,195)	(1,879)	(1,430)
Gain on bargain purchase	—	—	30,561	—	—
Gain on acquisition of controlling interest in subsidiary	—	—	—	—	27,501
Other income, net	8,495	7,828	9,476	1,406	11,563
Gain on sale of real estate	—	—	5,542	254	—
Gain (loss) on extinguishment of debt	107	(29,146)	(1,514)	33	12,345
Impairment loss	(5,641)	(8,909)	(16,984)	(184)	(391)
Benefit for income taxes	484	2,980	5,087	1,852	3,335
Income (loss) from continuing operations	$48,963	$(1,212)	$22,518	$(2,076)	$52,486
Net income (loss) attributable to Equity One, Inc.	$77,954	$(3,477)	$33,621	$25,112	$83,817
Basic (loss) earnings per share:
Income (loss) from continuing operations	$0.32	$(0.11)	$0.11	$(0.02)	$0.64
Net income (loss)	$0.66	$(0.04)	$0.29	$0.27	$1.00
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.32	$(0.11)	$0.11	$(0.02)	$0.63
Net income (loss)	$0.65	$(0.04)	$0.29	$0.27	$0.99
Balance Sheet Data:
Income producing properties, net of accumulated depreciation (1)	$2,798,965	$2,639,909	$2,365,859	$1,582,997	$1,429,768
Total assets (1)	$3,354,659	$3,502,668	$3,222,571	$2,680,562	$2,450,940
Notes payable (1)	$1,502,291	$1,578,891	$1,263,488	$996,697	$990,163
Total liabilities (1)	$1,750,744	$1,875,638	$1,574,565	$1,386,857	$1,362,240
Redeemable noncontrolling interest	$989	$22,551	$22,804	$3,864	$989
Stockholders’ equity	$1,395,183	$1,396,726	$1,417,316	$1,285,907	$1,064,535
Other Data:
Funds from operations (3)	$150,991	$97,660	$146,768	$92,025	$142,983
Cash flows from:
Operating activities	$132,742	$153,219	$102,626	$71,562	$96,294
Investing activities	$123,047	$(332,263)	$(44,615)	$(189,243)	$(8,287)
Financing activities	$(257,622)	$195,497	$(108,793)	$108,044	$(47,249)
GLA (square feet) at end of period	14,895	16,941	17,178	19,925	19,456
Consolidated shopping center occupancy at end of period	92.4%	92.1%	90.7%	90.3%	90.3%
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$1.12

(1) Reclassified to reflect the reporting of discontinued operations.
(2) Amounts have been reclassified to conform to the 2013 presentation.
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
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss) attributable to Equity One, Inc.	$77,954	$(3,477)	$33,621	$25,112	$83,817
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	90,097	87,456	95,254	65,735	56,057
Earnings allocated to noncontrolling interest (2)	9,996	—	9,520	—	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	4,283	3,932	3,095	1,178	1,436
Impairments of depreciable real estate, net of tax (1)	6,538	25,156	9,360	—	—
(Gain) loss on disposal of depreciable assets, net of tax (1) (3)	(37,877)	(15,407)	(4,082)	—	1,673
Funds from operations	$150,991	$97,660	$146,768	$92,025	$142,983
 __________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2013 and 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(3) Includes pro-rata share of unconsolidated joint ventures.

The following table reflects the reconciliation of FFO per diluted share to earnings (loss) per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Earnings (loss) per diluted share attributable to Equity One, Inc.	$0.65	$(0.04)	$0.29	$0.27	$0.98
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.70	0.76	0.78	0.72	0.67
Earnings allocated to noncontrolling interest (1)	0.08	—	0.08	—	—
Net adjustment for rounding and earnings attributable to unvested shares (2)	(0.05)	0.01	(0.02)	—	0.02
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.03	0.03	0.03	0.01	0.02
Impairments of depreciable real estate, net of tax	0.05	0.22	0.08	—	—
(Gain) loss on disposal of depreciable assets, net of tax	(0.29)	(0.13)	(0.03)	—	0.02
Funds from operations per diluted share	$1.17	$0.85	$1.21	$1.00	$1.71
Weighted average diluted shares (3)	129,122	125,907	121,474	91,710	83,857
__________________________________________
(1) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2013 and 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for the rounding of the individual calculations and to compensate for earnings allocated to unvested shares and shares issuable to LIH.
(3) Weighted average diluted shares used to calculate FFO per share for the years ended December 31, 2013 and 2011 are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock, and also as a result of employee stock options. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

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
As of December 31, 2013, our consolidated shopping center portfolio comprised 140 properties, including 118 retail properties and six non-retail properties totaling approximately 14.9 million square feet of GLA, 10 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and six land parcels. As of December 31, 2013, our consolidated shopping center occupancy was 92.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 20 retail properties and two office buildings totaling approximately 3.7 million square feet of GLA. For additional information regarding the properties in our consolidated shopping center portfolio, refer to Item 2 - Properties.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we have seen increasing interest from prospective small shop tenants during 2013 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of December 31, 2013, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia and to continue to dispose of non-strategic assets located primarily in the southeastern United States and north and central Florida. We also actively seek opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Operating Strategies. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. In 2013, gradually improving economic conditions and our diversification into higher quality assets helped us to achieve the following leasing results:

•
the signing of 158 new leases totaling 734,641 square feet, including 96 new leases totaling 386,069 square feet at an average rental rate of $26.55 per square foot in 2013 (excluding $24.51 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $16.84 per square foot, on a same space(1) basis, a 57.6% average rent spread. Excluding the new lease with Barneys New York at 101 7th Avenue, the overall cash rent spread was 12.7%;

•
the renewal and extension of 256 leases totaling 1.3 million square feet, including 242 leases totaling 1.2 million square feet at an average rental rate of $16.33 per square foot in 2013 (excluding $0.36 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.76 per square foot, on a same space(1) basis, a 10.7% average rent spread;

•	an increase in consolidated shopping center occupancy(2) to 92.4% at December 31, 2013 from 92.1% at December 31, 2012; and

•
a decrease in occupancy on a same property basis(3) to 92.3% at December 31, 2013 from 93.6% at December 31, 2012 primarily as a result of the departure of three anchor tenants occupying 143,000 square feet which vacated during the fourth quarter of 2013.

____________________________________
(1) The "same space" designation is used to compare leasing terms (principally cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases and/or premises are excluded from "same space" because the gross leasable area of the prior premises is combined or divided to form a larger or smaller, non-comparable space. Also excluded from the "same space" designation are those leases for which a comparable prior rent is not available due to the acquisition or development of a new center.
(2) Our consolidated shopping center occupancy excludes non-retail properties, properties held in unconsolidated joint ventures, development and redevelopment properties and a property that was encumbered by a defaulted mortgage loan. In February 2014, we sold our interest in this property.
(3) Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and a property that was encumbered by a defaulted mortgage loan. In February 2014, we sold our interest in this property.
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
Investment Strategies. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2013, this strategy resulted in:

•
the acquisition of five of the seven properties which comprise the Westwood Complex located in Bethesda, Maryland, for an aggregate purchase price of $60.0 million. In conjunction with the closing of these acquisitions, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable and $12.0 million mezzanine loan receivable totaling $46.5 million was repaid by the borrower, reducing our total outstanding financing on the complex to $60.5 million as of December 31, 2013. Both the mortgage loan receivable and mezzanine loan receivable bore interest at 5.00% per annum. In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balances of the mortgage loan and the mezzanine loan were fully repaid;

•
the acquisition of shopping centers located in Pleasanton, California and Westport, Connecticut, representing an aggregate of 252,510 square feet of GLA, for an aggregate purchase price of $85.2 million, which included the assumption of approximately $35.7 million of indebtedness;

•	the acquisition of an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million;

•	the acquisition of the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for $18.9 million;

•	the sale of thirty-two non-core assets and four outparcels for aggregate gross proceeds of $295.2 million, resulting in a total net gain of $39.6 million;

•
the financing of two dispositions through loans receivable totaling $12.8 million that were secured by mortgage interests in the properties and full recourse guarantees from the principals of the buyers, bore interest at a weighted average interest rate of 7.7% per annum, and were repaid in December 2013;

•	the receipt of $45.0 million in connection with the prepayment of a junior mezzanine loan receivable;

•
the payment of $25.0 million to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to the market rental rates prevailing at such times;

•	the investment of $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture; and

•	the investment of $17.2 million in one of our unconsolidated joint ventures in connection with shopping center acquisitions by the joint venture.
Capital Strategies. We intend to grow and expand our business by using cash flow from operations, borrowing under our existing credit facilities, reinvesting proceeds from selling properties that no longer meet our investment criteria, accessing the capital markets to issue equity and debt or using joint venture arrangements. During 2013, we financed our business using our revolving lines of credit, proceeds from the sale of properties mentioned above, the assumption of mortgage debt in place on acquired properties and proceeds from the sale of shares of our common stock in connection with the exercise of outstanding stock options. We also prepaid $24.0 million in mortgage debt.
At December 31, 2013, the aggregate outstanding balance on our revolving credit facilities was $91.0 million as compared to $172.0 million at December 31, 2012. As of December 31, 2013, the maximum availability under these credit facilities was approximately $413.0 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.
2014 Outlook. While we have experienced and expect to see continued gradual improvement in general economic conditions during 2014, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in the Southeast and North and Central Florida markets. In addition, certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from internet retailers. We believe the continued growth and diversification of our portfolio into top urban markets combined with the lack of new supply which limits competition, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property portfolio occupancy in 2014 will increase approximately 1.0% over 2013 and our same-property net operating income (as defined in results of operations below) for 2014 will reflect an increase over 2013 of 2.5% to 3.5%.
We have 2.2 million square feet of GLA in our consolidated shopping center portfolio with leases expiring in 2014 and another approximately 235,000 square feet of GLA under month-to-month leases. We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces.
Our financing activities during 2014 could include additional borrowings on our lines of credit, debt and/or equity offerings, creation of joint ventures with institutional partners, and the early repayment of mortgages. We believe we ended 2013 with sufficient cash and availability under our existing unsecured revolving lines of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our stockholders. We also intend to continue our capital recycling program in 2014, including the disposition of properties in our secondary markets that no longer fit our investment strategy.
In 2014, we will continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia. We will also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and with high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, including proceeds from the sale of non-core assets, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” in this annual report. We consider an accounting estimate to be critical if changes in the estimate or actual results could have a material impact on our consolidated results of operations or financial condition.

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
We make estimates of the collectability of our accounts receivable using the specific identification method taking into account our experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the deferral of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.
Recognition of Gains from the Sales of Real Estate. We account for profit recognition on sales of real estate in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; (d) we have transferred to the buyer the usual risks and rewards of ownership; and (e) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.
Real Estate Acquisitions. We allocate the purchase price of acquired properties to land, building, improvements and intangible assets and liabilities in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) tenant relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases, including fixed rate renewal options, to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
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
Real Estate Properties and Development Assets. The nature of our business as an owner, developer and operator of retail shopping centers means that we invest significant amounts of capital into our properties. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them based on estimates of the assets’ physical and economic useful lives. The cost of our real estate investments is charged to depreciation expense over the estimated life of the asset using the straight-line method for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates.
Properties and real estate under development are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of up to 55 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements, and three to ten years for furniture and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
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
At December 31, 2013, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined management's capital recycling initiatives and the fair values obtained from recent appraisals to be general indicators of impairment. Each property was assessed individually and as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions, are inherently uncertain and consider the perspective of a third-party marketplace participant. The factors that may influence the assumptions include:

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
Income Tax. Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries, or TRSs, are subject to federal, state and local income taxes. Income taxes attributable to our TRSs are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities’ assets and liabilities and for operating loss and tax credit carry-forwards. The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate.
Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no continuing involvement or cash flows are classified as discontinued operations. Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the current year presentation.
Segment Information. We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, North Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – California; and (6) Non-retail – which is comprised of our non-retail assets.
Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for recent accounting pronouncements.
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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the changes in our statement of operations line items is related to these changes in our shopping center portfolio. In addition, non-cash impairment charges may also affect comparability.
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant development, redevelopment or expansion occurred during either of the periods being compared and a property that was encumbered by a defaulted mortgage loan as of December 31, 2013. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income, or when a property is encumbered by a defaulted mortgage loan for which all property related income is being paid to the lender and discussions relating to the sale or surrender of our interest in the property have commenced. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development, redevelopment or expansion. For the year ended December 31, 2013, we moved two properties (Willows Shopping Center and Kirkman Shoppes) totaling approximately 351,100 square feet out of the same-property pool as they are undergoing redevelopment and one property (Brawley Commons) totaling approximately 119,200 square feet out of the same-property pool as the property was subject to a defaulted mortgage loan as of December 31, 2013. Additionally, we moved two properties that had been under redevelopment (Westbury Plaza and Pavilion) totaling approximately 562,200 square feet into the same-property pool.
In this section, we present net operating income ("NOI"), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairment losses, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain on bargain purchase, gain on sale of real estate, equity in income of unconsolidated joint ventures, gain (loss) on extinguishment of debt and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Part II and Note 20 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the fiscal years 2013, 2012 and 2011.

Same-Property NOI and Occupancy Information
Same-property NOI increased by $5.0 million, or 3.1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases, including the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City, and higher expense recovery income due to higher recoverable operating expenses and an increase in the expense recovery ratios, partially offset by higher bad debt expense. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased 2.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Same-property net operating income is reconciled to net operating income as follows:

	For the year ended December 31,
	2013	2012
	(In thousands)
Same-property net operating income	$166,587	$161,541
Adjustments (1)	210	175
Same-property net operating income before adjustments	166,797	161,716
Non same-property net operating income	48,663	31,645
Less: Properties included in the same-property pool but shown as discontinued operations in the consolidated statements of operations	(1,007)	(859)
Net operating income (2)	$214,453	$192,502
Number of properties	116
GLA (in square feet)	14,077
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
Same-property net operating income by geographical segment was as follows:

	For the year ended December 31,
	2013	2012
	(In thousands)
South Florida	$62,786	$61,307
North Florida	16,803	17,069
Southeast	26,271	25,801
Northeast	25,887	24,084
West Coast	34,840	33,280
Same-property net operating income	$166,587	$161,541

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment as of December 31:

	Occupancy			GLA as of
	2013	2012	% Change	December 31, 2013
				(In thousands)
South Florida	92.3%	92.4%	(0.1)%	4,579
North Florida	82.8%	88.1%	(5.3)%	2,559
Southeast	92.2%	93.5%	(1.3)%	3,030
Northeast	98.6%	98.6%	—%	2,130
West Coast	98.3%	99.0%	(0.7)%	1,779
Same-property shopping center portfolio occupancy	92.3%	93.6%	(1.3)%	14,077
Non-retail	91.7%	91.1%	0.6%	255
				14,332
Comparison of the Year Ended December 31, 2013 to 2012
The following summarizes certain line items from our audited consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in 2013 as compared to the same period in 2012:

	For the year ended December 31,
	2013	2012	% Change
	(In thousands)
Total revenue	$332,511	$301,033	10.5%
Property operating expenses	89,647	79,971	12.1%
Depreciation and amortization	87,266	79,415	9.9%
General and administrative expenses	39,514	42,473	(7.0)%
Investment income	6,631	7,241	(8.4)%
Equity in income of unconsolidated joint ventures	1,648	542	NM*
Interest expense	68,145	70,665	(3.6)%
Gain (loss) on extinguishment of debt	107	(29,146)	NM*
Impairment loss	5,641	8,909	(36.7)%
Income tax benefit of taxable REIT subsidiaries	484	2,980	(83.8)%
Income from discontinued operations	39,694	8,437	NM*
Net income	88,657	7,225	NM*
Net income (loss) attributable to Equity One, Inc.	77,954	(3,477)	NM*
___________
* NM = not meaningful
Total revenue increased by $31.5 million, or 10.5%, to $332.5 million in 2013 from $301.0 million in 2012. The increase is primarily attributable to the following:

•	an increase of approximately $15.3 million associated with properties acquired in 2012 and 2013;

•
an increase of approximately $10.0 million primarily related to rent commencements associated with the opening of The Gallery at Westbury Plaza, as well as revenue related to redevelopment projects that were under construction in the 2012 period but were income producing in the 2013 period; and

•
an increase of approximately $6.4 million in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable operating expenses and an increase in the expense recovery ratios, as well as higher rent from contractual rent increases and new rent commencements.

Property operating expenses increased by $9.7 million, or 12.1%, to $89.6 million in 2013 from $80.0 million in 2012. The increase primarily consisted of the following:

•	an increase of approximately $4.4 million associated with properties acquired in 2012 and 2013;

•	a net increase of approximately $3.2 million in same-property expenses, primarily attributable to higher recoverable operating expenses and bad debt expense; and

•	an increase of approximately $2.6 million in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•	a decrease of approximately $525,000 related to a legal settlement in the first quarter of 2012.
Depreciation and amortization increased by $7.9 million, or 9.9%, to $87.3 million in 2013 from $79.4 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $5.7 million related to new depreciable assets added during 2013 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; and

•	an increase of approximately $4.9 million related to depreciation on properties acquired in 2013 and 2012; partially offset by

•	a decrease of approximately $3.0 million due to assets becoming fully depreciated during 2013 and 2012.
General and administrative expenses decreased by $3.0 million, or 7.0%, to $39.5 million in 2013 from $42.5 million in 2012. The decrease in 2013 was primarily related to the following:

•
a net decrease in professional services fees and office operational costs of approximately $2.0 million due primarily to an increase in capitalized information technology expenses and decreases in legal and professional expenses; and

•	a decrease of approximately $900,000 related to legal, consulting and other costs associated with acquisition and disposition activity.
Investment income decreased $610,000, or 8.4%, to $6.6 million in 2013 from $7.2 million in 2012. The decrease was due to a decrease in interest income from the repayment of two mezzanine loans, partially offset by an increase in interest income from loans made in 2012 and 2013.
We recorded equity in income of unconsolidated joint ventures of $1.6 million in 2013 compared to $542,000 in 2012. The increase was primarily related to a decrease in depreciation expense in the current year resulting from fully depreciated assets, an increase in rental income and a decrease in interest expense due to the repayment of two mortgages. These decreases were partially offset by acquisition costs incurred in the fourth quarter of 2013 by our joint venture with the New York Common Retirement Fund ("NYCRF").
Interest expense decreased by $2.5 million, or 3.6%, to $68.1 million in 2013 from $70.7 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $5.4 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012; and

•	a decrease of approximately $1.8 million associated with lower mortgage interest due to the repayment of mortgages during 2012 and 2013; partially offset by

•
an increase of approximately $1.9 million due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects;

•	an increase of approximately $1.3 million associated with our $250.0 million term loan entered into in 2012; and

•	an increase of approximately $1.2 million primarily associated with mortgage assumptions in 2013 and 2012 related to acquisitions.

We recorded a gain on extinguishment of debt of $107,000 in 2013 compared to a loss on extinguishment of debt of $29.1 million in 2012. The 2012 loss primarily consisted of a make-whole premium and deferred fees and costs of $29.6 million associated with the redemption of all of our $250 million 6.25% unsecured senior notes due 2014.
We recorded impairment losses in continuing operations in 2013 and 2012 of $5.6 million and $8.9 million, respectively. The 2013 impairment loss consisted of $5.5 million of impairment charges related to land held for development and income producing properties and $150,000 in goodwill impairment losses associated with properties in the Southeast and West Coast regions. The 2012 impairment loss included $8.5 million of impairment charges related to land held for development and income producing properties and $378,000 in goodwill impairment losses associated with properties primarily in the Southeast region.
We recorded income tax benefits from continuing operations in 2013 of $484,000 compared to $3.0 million in 2012. The tax benefits in 2013 and 2012 were primarily due to impairment losses recorded by our taxable REIT subsidiaries.
In 2013, we recorded net income from discontinued operations of $39.7 million compared to $8.4 million in 2012. The increase is primarily attributable to the following:

•	an increase of approximately $23.0 million related to net gains from the disposition of operating properties; and

•	a decrease in impairment losses of approximately $15.6 million on assets sold or held for sale; partially offset by

•	a decrease of approximately $7.1 million in operating income from sold or held for sale properties; and

•	an increase of approximately $209,000 in income tax provision of taxable REIT subsidiaries.
As a result of the foregoing, net income increased by $81.4 million to $88.7 million in 2013 from $7.2 million in 2012. Net income (loss) attributable to Equity One, Inc. increased by $81.4 million to income of $78.0 million in 2013 as compared to a loss of $3.5 million in 2012.
Comparison of the Year Ended December 31, 2012 to 2011
The following summarizes certain line items from our audited consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in 2012 as compared to the same period in 2011:

	For the year ended December 31,
	2012	2011	% Change
	(In thousands)
Total revenue	$301,033	$256,243	17.5%
Property operating expenses	79,971	71,199	12.3%
Depreciation and amortization	79,415	75,029	5.8%
General and administrative expenses	42,473	50,910	(16.6)%
Investment income	7,241	4,341	66.8%
Equity in income of unconsolidated joint ventures	542	4,829	(88.8)%
Interest expense	70,665	66,560	6.2%
Gain on bargain purchase	—	30,561	NM*
Gain on sale of real estate	—	5,542	NM*
Loss on extinguishment of debt	29,146	1,514	NM*
Impairment loss	8,909	16,984	(47.5)%
Income tax benefit of taxable REIT subsidiaries	2,980	5,087	(41.4)%
Income from discontinued operations	8,437	20,700	(59.2)%
Net income	7,225	43,218	(83.3)%
Net (loss) income attributable to Equity One, Inc.	(3,477)	33,621	NM*
___________
 * NM = not meaningful
Total revenue increased by $44.8 million, or 17.5%, to $301.0 million in 2012 from $256.2 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $40.4 million associated with properties acquired in 2012 and 2011;

•	a net increase of $2.9 million in same-property revenue due to increased occupancy, higher percentage rent, and an increase in expense recovery income primarily due to higher recoverable expenses;

•	an increase of approximately $2.4 million in revenue related to development and redevelopment projects which were under construction in 2011 but were income producing in 2012; and

•
an increase of approximately $435,000 related to management and leasing fees earned from our joint venture with NYCRF relating to its property acquisition and financing activities in late 2011 and early 2012; partially offset by

•	a decrease of $1.3 million related to assets sold to our NYCRF joint venture in 2011.
Property operating expenses increased by $8.8 million, or 12.3%, to $80.0 million in 2012 from $71.2 million in 2011. The increase primarily consisted of the following:

•	an increase of approximately $9.5 million associated with properties acquired in 2012 and 2011;

•	an increase of approximately $525,000 related to a legal settlement in the first quarter of 2012; and

•	an increase of $135,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•
a net decrease of approximately $900,000 in same-property expenses primarily attributable to lower bad debt expense and external management fees, partially offset by increased insurance expense and real estate taxes; and

•	a decrease of $390,000 in expenses related to assets sold to our NYCRF joint venture in 2011.
Depreciation and amortization increased by $4.4 million, or 5.8%, to $79.4 million in 2012 from $75.0 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $12.5 million related to depreciation on properties acquired in 2012 and 2011; and

•
an increase of approximately $3.4 million related to new depreciable assets added during 2012 and 2011 and accelerated depreciation of assets razed as part of redevelopment projects; partially offset by

•	a net decrease of approximately $6.6 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies;

•	a decrease of approximately $4.4 million due to assets becoming fully depreciated during 2012 and 2011; and

•	a decrease of $525,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.
General and administrative expenses decreased by $8.4 million, or 16.6%, to $42.5 million in 2012 from $50.9 million in 2011. The decrease was primarily related to the following:

•	a decrease of approximately $5.6 million related to legal, consulting, and other costs associated with acquisition and disposition activity;

•	a decrease of approximately $2.0 million due to a legal settlement in 2011;

•	a decrease of approximately $1.0 million in severance primarily due to amounts paid to former CapCo employees in 2011; and

•	a decrease of approximately $330,000 due to lower leasing costs and leasing commissions; partially offset by

•	a net increase in professional services fees and office operational costs of approximately $200,000 primarily due to information technology consulting services; and

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
Interest expense increased by $4.1 million, or 6.2% to $70.7 million in 2012 from $66.6 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $6.8 million associated with the $250.0 million term loan that was entered into in 2012; and

•	an increase of approximately $2.4 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $2.7 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011 and mortgages associated with properties held for sale; and

•	a decrease of $2.4 million due to higher capitalized interest as a result of major development projects.
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
In 2012, we recognized a loss on extinguishment of debt of $29.1 million, primarily consisting of a make-whole premium and deferred fees and costs of $29.6 million associated with the redemption of all of our $250 million, 6.25% unsecured senior notes due 2014. During 2011, we prepaid $146.8 million in mortgage debt (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and recognized a net loss from the extinguishment of debt related to continuing operations of approximately $1.5 million.
We recorded impairment losses in continuing operations in 2012 and 2011 of $8.9 million and $17.0 million, respectively. The 2012 impairment loss consisted of $8.5 million of impairment charges related to land held for development and income producing properties and $378,000 of goodwill impairment losses associated with properties primarily in the Southeast region. The 2011 impairment loss included $16.4 million of impairment charges related to land held for development and income producing properties and $565,000 of goodwill impairment losses associated with properties primarily in the Southeast and South Florida regions.
We recorded income tax benefits from continuing operations in 2012 and 2011 of $3.0 million and $5.1 million, respectively. The tax benefits in 2012 and 2011 were primarily due to impairment losses recorded by our taxable REIT subsidiaries.
In 2012, we recorded net income from discontinued operations of $8.4 million compared to $20.7 million in 2011. The decrease is primarily attributable to the following:

•	an income tax benefit of $30.0 million relating to properties that were sold in 2011 with no comparable benefit in 2012; and

•	a decrease of $14.2 million in operating income from sold or held for sale properties; partially offset by

•	a decrease of $19.8 million in impairment losses on assets held for sale; and

•	an increase of $12.2 million related to net gains from the disposition of operating properties.
As a result of the foregoing, net income decreased by $36.0 million to $7.2 million in 2012 from $43.2 million in 2011. Net (loss) income attributable to Equity One, Inc. decreased by $37.1 million to a loss of $3.5 million in 2012 compared to income of $33.6 million in 2011.

Reportable Segments
The following table sets forth the financial information relating to our continuing operations presented by segments:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
South Florida	$90,117	$87,709	$82,684
North Florida	37,809	37,982	40,264
Southeast	39,017	37,199	36,092
Northeast	75,635	53,197	35,997
West Coast	69,651	65,217	46,724
Non-retail	2,312	753	651
Total segment revenue	$314,541	$282,057	$242,412
Add:
Straight line rent adjustment	2,022	3,239	2,095
Accretion of below market lease intangibles, net	13,350	13,248	9,449
Management and leasing services	2,598	2,489	2,287
Total revenue	$332,511	$301,033	$256,243

Net operating income (NOI):
South Florida	$60,850	$59,074	$54,633
North Florida	25,975	26,698	27,978
Southeast	26,612	26,257	25,014
Northeast	53,450	36,639	25,608
West Coast	45,820	43,533	31,142
Non-retail	1,746	301	34
Total NOI	$214,453	$192,502	$164,409
For a reconciliation of NOI to income (loss) from continuing operations before tax and discontinued operations, see Note 20 to the consolidated financial statements included in this annual report, which is incorporated herein by reference.
Fiscal year 2013 compared to Fiscal year 2012 – Segments
South Florida: Revenue increased by 2.7%, or $2.4 million, to $90.1 million for 2013 from $87.7 million for 2012. NOI increased by 3.0%, or $1.8 million, to $60.9 million for 2013 from $59.1 million for 2012. Revenue increased due to higher rent from contractual rent increases, new rent commencements and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was primarily a result of the increase in revenue, partially offset by higher bad debt expense.
North Florida: Revenue decreased by 0.5%, or $173,000, to $37.8 million for 2013 from $38.0 million for 2012. NOI decreased by 2.7%, or $723,000, to $26.0 million for 2013 from $26.7 million for 2012. Revenue decreased due to a decline in occupancy at our properties under redevelopment, partially offset by higher rent from contractual rent increases and rent commencements at our same site properties and higher expense recovery income due to an increase in recoverable operating expenses. The decrease in NOI was a result of the decrease in revenue, an increase in operating expenses at our same site properties and higher bad debt expense.
Southeast: Revenue increased by 4.9%, or $1.8 million, to $39.0 million for 2013 from $37.2 million for 2012. NOI increased by 1.4%, or $355,000, to $26.6 million for 2013 from $26.3 million for 2012. The increase in revenue was primarily a result of higher expense recovery income due to an increase in expense recovery ratios and higher rent from contractual rent increases and new rent commencements. The increase in NOI was a result of the increase in revenue, partially offset by an increase in bad debt expense.

Northeast: Revenue increased by 42.2%, or $22.4 million, to $75.6 million for 2013 from $53.2 million for 2012. NOI increased by 45.9%, or $16.8 million, to $53.5 million for 2013 from $36.6 million for 2012. The increase in revenue was primarily a result of our 2012 and 2013 acquisitions of Compo Acres, Post Road Plaza, Darinor Plaza, Clocktower Plaza, 1225-1239 Second Avenue, Westwood Center and Village Center; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue and a settlement of a tenant dispute during 2012 that resulted in a $525,000 expense in the first quarter of 2012, partially offset by an increase in operating expenses due to our 2012 and 2013 acquisitions.
West Coast: Revenue increased by 6.8%, or $4.4 million, to $69.7 million for 2013 from $65.2 million for 2012. NOI increased by 5.3%, or $2.3 million, to $45.8 million for 2013 from $43.5 million for 2012. The increase in revenue was primarily the result of higher rent from contractual rent increases and new rent commencements, our 2012 and 2013 acquisition of Potrero Center and Pleasanton Plaza and an increase in expense recovery income due to higher recoverable operating expenses and an increase in expense recovery ratios. The increase in NOI was primarily attributable to the increase in revenue, partially offset by an increase in operating expenses and bad debt expense.
Non-retail: Revenue increased by $1.6 million to $2.3 million for 2013 from $753,000 for 2012. NOI increased by $1.4 million to $1.7 million for 2013 from $301,000 for 2012. The increase in revenue and NOI was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and our 2013 acquisition of certain Westwood parcels, and increased occupancy.
Fiscal year 2012 compared to Fiscal year 2011 – Segments
South Florida: Revenue increased by 6.1%, or $5.0 million, to $87.7 million for 2012 from $82.7 million for 2011. NOI increased by 8.1%, or $4.4 million, to $59.1 million for 2012 from $54.6 million for 2011. Revenue increased due to our acquisition of Aventura Square, increased occupancy and higher rent from contractual rent increases and new rent commencements, as well as an increase in percentage rent primarily from anchor tenants. These increases in revenue were partially offset by decreases in revenue due to the sale of two properties to our NYCRF joint venture during 2011 and lower lease termination fees received in 2012. The increase in NOI was a result of our acquisition of Aventura Square and increased rental revenue, partially offset by the sale of two properties to our NYCRF joint venture.
North Florida: Revenue decreased by 5.7%, or $2.3 million, to $38.0 million for 2012 from $40.3 million for 2011. NOI decreased by 4.6%, or $1.3 million, to $26.7 million for 2012 from $28.0 million for 2011. Revenue decreased due to a decline in occupancy at our properties under redevelopment, higher lease termination fees received in 2011, lower percentage rent and a decrease in expense recovery income resulting from lower recoverable operating expenses. The decrease in NOI was a result of the decrease in revenue, partially offset by decreases in recoverable operating expenses, bad debt expense and real estate tax expense.
Southeast: Revenue increased by 3.1%, or $1.1 million, to $37.2 million for 2012 from $36.1 million for 2011. NOI increased by 5.0%, or $1.2 million, to $26.3 million for 2012 from $25.0 million for 2011. The increase in revenue was primarily a result of higher minimum rent from new rent commencements and contractual rent increases, and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was a result of the increased revenue, lower property operating expenses, and lower bad debt expense.
Northeast: Revenue increased by 47.8%, or $17.2 million, to $53.2 million for 2012 from $36.0 million for 2011. NOI increased by 43.1%, or $11.0 million, to $36.6 million for 2012 from $25.6 million for 2011. The increase in both revenue and NOI was primarily a result of our 2011 and 2012 acquisitions of Compo Acres, Danbury Green, Southbury Green, Post Road Plaza, 90-30 Metropolitan, 161 W. 16th Street, Clocktower Plaza and 1225-1239 Second Avenue and rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties. The increase in NOI from acquisitions was partially offset by an increase in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute which resulted in a $525,000 expense in the first quarter of 2012.
West Coast: Revenue increased by 39.6%, or $18.5 million, to $65.2 million for 2012 from $46.7 million for 2011. NOI increased by 39.8%, or $12.4 million, to $43.5 million for 2012 from $31.1 million for 2011. The increase in revenue was primarily attributable to our acquisitions of Culver Center, Potrero, Ralph's Circle Center, Von's Circle Center and Circle Center West, new rent commencements and an increase in expense recovery income resulting from higher recoverable operating expenses and increased occupancy. The increase in NOI was primarily attributable to our acquisitions and increased revenue, partially offset by higher operating expenses and real estate taxes.
Non-retail: Revenue increased by $102,000 to $753,000 for 2012 from $651,000 for 2011. NOI increased by $267,000 to $301,000 for 2012 from $34,000 for 2011. The increase in revenue was primarily due to higher occupancy in our Southeast Region. The increase in NOI was due to a decrease in operating expenses and the increase in revenue.

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
As of December 31, 2013, we had approximately $25.6 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $580.0 million of which $413.0 million was the maximum available to be drawn thereunder, subject to financial covenants contained in those facilities. As of December 31, 2013, we had $91.0 million drawn under our $575.0 million credit facility, which bore interest at a weighted average rate of 1.30% per annum at such date, and had no borrowings outstanding under our $5.0 million credit facility.
During 2014, we have approximately $14.5 million in scheduled debt maturities and normal recurring principal amortization payments, excluding the Brawley Commons $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013. In February 2014, we sold the property to a third party for $5.5 million, and the lender agreed to accept this amount as full repayment of the loan. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were repaid in full by the respective borrowers. The acquisitions were funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.
In January 2014, we acquired Rockwood Capital and Vestar Development Company's interests in Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional equity investment of $6.2 million.
In addition, subsequent to year end, we closed on the sale of two properties located in the Southeast and North Florida regions for a purchase price of $10.7 million. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2013 and 2012.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2013, we have invested an aggregate of approximately $62.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $76.6 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us, and proceeds from property dispositions.

2013 liquidity events
While we believe our availability under our lines of credit is sufficient to operate our business in 2014, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed in 2013:

•
We funded a $12.0 million mezzanine loan in March 2013 to an entity that indirectly owned a portion of the Westwood Complex at the time the loan was made. The loan was secured by the entity's indirect ownership interests in the complex, bore interest at 5.0% per annum and matured on the earlier of January 15, 2014 or the acquisition of certain parcels comprising the complex. In conjunction with the closing of our acquisition of the various properties which are part of the Westwood Complex, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable and $12.0 million mezzanine loan receivable totaling $46.5 million were repaid by the borrower, reducing our total outstanding financing on the complex to $60.5 million as of December 31, 2013. In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balances of the mortgage loan and the mezzanine loan were fully repaid;

•
We acquired shopping centers located in Pleasanton, California and Westport, Connecticut, representing an aggregate of 252,510 square feet of GLA, for an aggregate purchase price of $85.2 million, which included the assumption of approximately $35.7 million of indebtedness;

•	We acquired an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million;

•	We acquired the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for $18.9 million;

•	We sold thirty-two non-core assets and four outparcels for aggregate gross proceeds of $295.2 million, resulting in a total net gain of $39.6 million;

•
We financed two dispositions through loans receivable totaling $12.8 million that were secured by mortgage interests in the properties and full recourse guarantees from the principals of the buyers, bore interest at a weighted average interest rate of 7.7% per annum, and were repaid in December 2013;

•	We received $45.0 million in August 2013 in connection with the prepayment of a junior mezzanine loan receivable;

•
We paid $25.0 million to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to market rental rates prevailing at such times;

•	We prepaid $24.0 million in mortgage debt;

•	We invested $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture;

•	We invested $17.2 million in one of our unconsolidated joint ventures in connection with shopping center acquisitions by the joint venture;

•	We received proceeds from the issuance of common stock of $8.5 million; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from $172.0 million as of December 31, 2012 to $91.0 million as of December 31, 2013.
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

	For the year ended December 31,
	2013	2012	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$132,742	$153,219	$(20,477)
Net cash provided by (used in) investing activities	$123,047	$(332,263)	$455,310
Net cash (used in) provided by financing activities	$(257,622)	$195,497	$(453,119)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $132.7 million for 2013 compared to $153.2 million for 2012. The decrease of $20.5 million is primarily attributable to an increase in other assets and a decrease in operating distributions from joint ventures, partially offset by the improved results from the operations of our properties.
Net cash provided by investing activities was $123.0 million for 2013 compared to net cash used in investing activities of $332.3 million for 2012. Investing activities during 2013 consisted primarily of proceeds related to the sale of real estate and rental properties of $286.5 million and proceeds from repayment of loans receivable of $91.5 million; partially offset by acquisitions of income producing properties of $109.4 million; additions to construction in progress of $54.0 million; $25.0 million paid for the purchase of a below market leasehold interest; investments in joint ventures of $30.4 million; additions to income producing properties of $13.7 million; $12.0 million related to an investment made in a mezzanine loan; and a $10.7 million increase in cash held in escrow. Investing activities for 2012 primarily consisted of: acquisitions of income producing properties for $243.5 million; investment in a mezzanine loan of $114.3 million; additions to construction in progress of $65.1 million; investments in joint ventures of $26.4 million; and additions to income producing properties of $20.2 million; partially offset by a decrease in cash held in escrow of $91.6 million; $42.0 million of proceeds related to the sale of real estate and rental properties; and repayment of a loan receivable of $19.3 million.
The following summarizes capital expenditures:

	For the year ended December 31,
	2013	2012
	(In thousands)
Capital expenditures:
Tenant improvements and allowances	$14,374	$15,616
Leasing commissions and costs	9,370	6,920
Developments	22,635	67,354
Redevelopments and expansions	23,767	10,136
Maintenance capital expenditures	6,701	5,174
Total capital expenditures	76,847	105,200
Net change in accrued capital spending	85	(12,713)
Capital expenditures per consolidated statements of cash flows	$76,932	$92,487
The decrease in development capital expenditures for 2013 compared to 2012 was primarily the result of development costs incurred for The Gallery at Westbury Plaza during 2012 which was completed earlier this year. We capitalized internal costs related to capital expenditures of $5.9 million and $5.0 million during 2013 and 2012, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $4.5 million and $3.8 million, respectively, capitalized internal costs related to development activities of $766,000 and $817,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $350,000 and $266,000, respectively. Capitalized interest totaled $2.9 million and $4.7 million during 2013 and 2012, respectively, primarily related to development and redevelopment and expansion activities.

Net cash used in financing activities totaled $257.6 million for 2013 compared to $195.5 million of net cash provided by financing activities for 2012. The largest financing cash outflows for 2013 related to the payment of $104.3 million in dividends; net repayments of revolving credit facilities of $81.0 million; prepayments and repayments of $48.3 million of mortgage debt; the purchase of noncontrolling interests for $19.0 million; and $10.0 million of distributions to noncontrolling interests; partially offset by proceeds from the issuance of common stock of $8.5 million in connection with the exercise of stock options. During 2012, $296.8 million in cash was provided by the issuance of unsecured senior notes with a principal amount of $300.0 million; borrowings under the new term loan of $250.0 million; the issuance of common stock of $85.8 million; and net borrowings under the revolving credit facilities of $34.0 million; partially offset by the repayment of senior debt of $287.8 million; payment of $102.1 million in dividends; prepayments and repayments of $66.2 million of mortgage debt; and distributions to noncontrolling interests totaling $10.0 million.
Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2013:

	Payments due by period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$77,529	$7,985	$7,711	$7,286	$6,567	$6,777	$41,203
Balloon payments	352,626	12,994	73,949	120,824	64,000	54,754	26,105
Total mortgage obligations	430,155	20,979	81,660	128,110	70,567	61,531	67,308
Unsecured revolving credit facilities	91,000	—	91,000	—	—	—	—
Unsecured senior notes	731,136	—	107,505	105,230	218,401	—	300,000
Term loan	250,000	—	—	—	—	—	250,000
Total unsecured obligations	1,072,136	—	198,505	105,230	218,401	—	550,000
Construction commitments	84,423	70,461	13,962	—	—	—	—
Operating leases (1)	46,091	1,772	1,722	1,590	1,374	1,391	38,242
Purchase contracts (2)	19,500	19,500	—	—	—	—	—
Total contractual obligations (3)	$1,652,305	$112,712	$295,849	$234,930	$290,342	$62,922	$655,550

_______________________________________________
(1) During the third quarter of 2013, we executed a ground lease at 5530 Broadway that expires in 2061.
(2) In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were repaid in full by the respective borrowers. The acquisitions were funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.
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

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2013:

	Payments due by period
Interest Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Mortgage notes (1)	$94,144	$25,119	$21,447	$16,735	$10,001	$7,493	$13,349
Unsecured senior notes	182,010	36,700	36,700	30,921	21,439	11,250	45,000
Term loan	41,800	8,030	8,030	8,052	8,030	8,030	1,628
Total interest obligations	$317,954	$69,849	$66,177	$55,708	$39,470	$26,773	$59,977
______________________________
(1) Excludes interest related to Brawley Commons, which matured on July 1, 2013 and remained unpaid as of December 31, 2013. See footnote (1) below for additional information.
Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2013:

Property	Balance at December 31, 2013	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
Mortgage Debt
Brawley Commons (1)	$6,485	6.250%		07/01/13		$6,485
South Point	6,666	5.720%		07/10/14		6,509
Southbury Green	21,000	5.200%		01/05/15		21,000
Marketplace Shopping Center	15,934	6.250%		02/19/15		15,650
Darinor Plaza	18,322	5.370%		04/01/15		17,843
Pleasanton Plaza	19,968	5.316%		06/01/15		19,458
Danbury Green	24,700	5.850%		01/05/16		24,700
1225-1239 Second Avenue	16,457	6.325%		06/01/16		15,903
Glengary Shoppes	15,808	5.750%		06/11/16		15,059
Magnolia Shoppes	13,558	6.160%		07/11/16		12,837
Willows Shopping Center	54,544	5.900%		10/11/16		52,325
Culver Center	64,000	5.580%		05/06/17		64,000
Sheridan Plaza	60,500	6.250%		10/10/18		54,754
1175 Third Avenue	6,765	7.000%		05/01/19		5,157
The Village Center	15,618	6.250%		06/01/19		13,173
BridgeMill	7,200	7.940%		05/05/21		3,761
Westport Plaza	3,720	7.490%		08/01/23		1,221
Aventura Square / Oakbrook Square / Treasure Coast Plaza	24,326	6.500%		02/28/24		—
Webster Plaza	6,819	8.070%		08/15/24		2,793
Vons Circle Center	10,342	5.200%		10/10/28		—
Copps Hill Plaza	17,423	6.060%		01/01/29		—
Total Mortgage Debt (21 loans outstanding)	$430,155	5.99%	(2)	4.31	years	$352,628
______________________________
(1) Mortgage debt matured on July 1, 2013 and remained unpaid as of December 31, 2013. As of December 31, 2013, the bank had not commenced formal foreclosure proceedings, but all excess cash flows derived from the property were remitted to the lender. In February 2014, we sold the property to a third party for $5.5 million, and the lender agreed to accept this amount as full repayment of the loan.
(2) Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization.
The weighted average interest rate of the mortgage notes payable at December 31, 2013 and 2012 was 5.99% and 6.06%, respectively, excluding the effects of any discount or premium.

Our outstanding unsecured senior notes at December 31, 2013 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2013	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
5.375% senior notes	$107,505	5.375%		10/15/15		$107,505
6.00% senior notes	105,230	6.000%		09/15/16		105,230
6.25% senior notes	101,403	6.250%		01/15/17		101,403
6.00% senior notes	116,998	6.000%		09/15/17		116,998
3.75% senior notes	300,000	3.750%		11/15/22		300,000
Total unsecured senior notes payable	$731,136	5.02%	(1)	5.31	years	$731,136
____________________________
(1) Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization.
The weighted average interest rate of the unsecured senior notes at December 31, 2013 and 2012 was 5.02% for both periods, excluding the effects of any discount or premium.
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.45% per annum depending on the credit ratings of our unsecured senior notes. At December 31, 2013, the interest rate margin applicable to amounts outstanding under the facility was 1.25% per annum and the facility fee was 0.25% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2013, we had drawn $91.0 million against the facility, which bore interest at a weighted average rate of 1.30% per annum. As of December 31, 2012, we had drawn $172.0 million against the facility, which bore interest at a rate of 1.77% per annum.
We also have an unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2013 and 2012. Prior to its renewal in October 2013, the credit facility provided $15.0 million of unsecured credit and bore interest at LIBOR plus 1.55%. In October 2013, the facility was renewed and decreased to provide $5.0 million of unsecured credit. The new facility bears interest at LIBOR plus 1.25% per annum and expires November 7, 2014.
As of December 31, 2013, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately 413.0 million, net of outstanding letters of credit with an aggregate face amount of $2.7 million, of which $91.0 million was drawn.
We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we plan to refinance such indebtedness either through additional mortgage financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings, if available, or through the availability on our credit lines. Our results of operations could be affected if the cost of new debt is greater than the cost of the maturing debt. If new financing is not available, we could be required to sell assets and our business could be adversely affected.
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

During the year ended December 31, 2013, we recognized $5.0 million of impairment losses on properties sold or held for sale and impairment losses from continuing operations totaling $5.6 million. See Notes 7 and 24 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for additional information regarding impairment losses.
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
Distributions
We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2013 were $104.3 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2013, we had investments in eight unconsolidated joint ventures in which our effective ownership interests ranged from 8.6% to 50.5%. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. In January 2014, we acquired Rockwood Capital and Vestar Development Company's interests in Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional equity investment of $6.2 million. In addition, in January 2014, the property held by Vernola Marketplace JV, LLC, in which we effectively own a 48% interest, was sold for $49.0 million, and the buyer assumed the existing mortgage of $22.9 million. The joint venture anticipates recognizing a gain of approximately $14.5 million on the sale. For a more complete description of our joint ventures see Note 9 to the consolidated financial statements included in this annual report, which is incorporated by reference herein.
At December 31, 2013, the aggregate carrying amount of debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $286.0 million (of which our aggregate proportionate share was approximately $72.5 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations: In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were fully repaid by the respective borrowers. The acquisitions were funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.

Contingencies
Letters of Credit: As of December 31, 2013, we had provided letters of credit having an aggregate face amount of $2.7 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of December 31, 2013, we have entered into construction commitments and had outstanding obligations to fund approximately $84.4 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $46.1 million.
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
Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2013 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
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
Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, there is more recent data suggesting that inflation may be a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, though some larger tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

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
As of December 31, 2013, we had $91.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $91.0 million as of December 31, 2013, a 1% change in interest rates would result in an impact to income before taxes of approximately $900,000 per year.
The fair value of our fixed-rate debt is $1.2 billion as of December 31, 2013, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of December 31, 2013, would decrease by approximately $46.7 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $49.6 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of December 31, 2013.
As of December 31, 2013, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $248.7 million as of December 31, 2013. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2013, would decrease by approximately $11.7 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2013, would increase by approximately $12.3 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. At December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet.
Other Market Risks
As of December 31, 2013, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2013 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2013, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K in Item 15: Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
The report of our management regarding internal control over financial reporting is set forth on page 69 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page 70 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2013:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,620,054	$21.09	4,986,924
Equity compensation plans not approved by security holders (1)	364,660	$24.70	—
Total	2,984,714	$21.53	4,986,924
 _________________________

(1)	Represents options to purchase 364,660 shares of common stock issued to Jeffrey S. Olson our Chief Executive Officer, in connection with his initial employment.
The other information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

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

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (20)

10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996 (Exhibit 10.15, Amendment No. 1) (19)

10.12	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (24)

10.13
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

10.14	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (26)

10.15	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (27)*

10.16	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (31)

10.17	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (31)

10.18	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (33)

10.19	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (33)

10.20	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (36)

10.21	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (36)

10.22	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (36)

EXHIBIT NO.	DESCRIPTION
10.23	Contribution Agreement, dated May 23, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (37)

10.24
Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (Exhibit 10.2) (37)

10.25	Amendment to Contribution Agreement, dated November 8, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (38)

10.26	First Amendment to Amended and Restated Employment Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Jeffrey S. Olson (Exhibit 10.2) (39)*

10.27
Chairman Compensation Agreement, dated as of August 9, 2010 and, except as otherwise specifically provided therein, effective as of January 1, 2011, by and between the Company and Chaim Katzman (Exhibit 10.3) (39)*

10.28	First Amendment to Chairman Compensation Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.4) (39)*

10.29	Restricted Stock Agreement, effective as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.5) (39)*

10.30	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (30)

10.31	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (30)

10.32	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (Exhibit 10.1) (32)

10.33	Registration and Liquidity Rights Agreement by and between the Company and Liberty International Holdings Limited, dated as of January 4, 2011 (Exhibit 10.2) (32)

10.34	Shared Appreciation Promissory Note, dated as of January 4, 2011 (Exhibit 10.3) (32)

10.35	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Thomas A. Caputo (Exhibit 10.1) (22)*

10.36	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Arthur L. Gallagher (Exhibit 10.2) (22)*

10.37	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Mark Langer (Exhibit 10.3) (22)*

10.38	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between the Company and Jeffrey S. Olson (Exhibit 10.4) (22)*

10.39	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (34)

EXHIBIT NO.	DESCRIPTION
10.40	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (34)

10.41
Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centers Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC (Exhibit 10.2) (29)

10.42
Loan Agreement, dated as of February 13, 2012, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (Exhibit 10.1) (40)

10.43	Common Stock Purchase Agreement, dated as of August 8, 2012, between Equity One, Inc. and MGN (USA), Inc. (Exhibit 10.1) (41)

10.44	Registration Rights Agreement, dated as of August 8, 2012, by and among Equity One, Inc. and MGN (USA), Inc. (Exhibit 10.2) (41)

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 11, 2011, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 20, 2013, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K filed on February 16, 1996, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(9)	Reserved.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2006, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(14)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated by reference herein.

(15)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(17)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated by reference herein.

(18)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 1998, and incorporated by reference herein.

(19)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(20)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated by reference herein.

(21)	Reserved.

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 5, 2011, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2004, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2011, and incorporated by reference herein

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011, and incorporated by reference herein.

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 29, 2012, and incorporated by reference herein.

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

(38)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2010, and incorporated by reference herein.

(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 12, 2010, and incorporated by reference herein.

(40)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2012, and incorporated by reference herein.

(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein.

(42)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 25, 2012 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 3, 2014	EQUITY ONE, INC.

		By:	/s/ JEFFREY S. OLSON
Jeffrey S. Olson
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY S. OLSON	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Jeffrey S. Olson

/s/ MARK LANGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Mark Langer

/s/ ANGELA F. VALDES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
Angela F. Valdes

/s/ CHAIM KATZMAN	Chairman of the Board	March 3, 2014
Chaim Katzman

/s/ JAMES S. CASSEL	Director	March 3, 2014
James S. Cassel

/s/ CYNTHIA COHEN	Director	March 3, 2014
Cynthia Cohen

/s/ DAVID FISCHEL	Director	March 3, 2014
David Fischel

/s/ NEIL FLANZRAICH	Director	March 3, 2014
Neil Flanzraich

/s/ PETER LINNEMAN	Director	March 3, 2014
Peter Linneman

/s/ GALIA MAOR	Director	March 3, 2014
Galia Maor

/s/ DORI J. SEGAL	Director	March 3, 2014
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2013. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Equity One, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 3, 2014
Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria) and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 3, 2014
Boca Raton, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except share par value amounts)

	December 31, 2013	December 31, 2012
ASSETS
Properties:
Income producing	$3,153,131	$2,937,645
Less: accumulated depreciation	(354,166)	(297,736)
Income producing properties, net	2,798,965	2,639,909
Construction in progress and land held for development	104,464	108,711
Properties held for sale	13,404	268,184
Properties, net	2,916,833	3,016,804
Cash and cash equivalents	25,583	27,416
Cash held in escrow and restricted cash	10,912	442
Accounts and other receivables, net	12,872	13,426
Investments in and advances to unconsolidated joint ventures	91,772	72,171
Loans receivable, net	60,711	140,708
Goodwill	6,377	6,527
Other assets	229,599	225,174
TOTAL ASSETS	$3,354,659	$3,502,668

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$430,155	$425,755
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	91,000	172,000
	1,502,291	1,578,891
Unamortized premium on notes payable, net	6,118	6,432
Total notes payable	1,508,409	1,585,323
Other liabilities:
Accounts payable and accrued expenses	44,227	55,248
Tenant security deposits	8,928	8,294
Deferred tax liability	11,764	12,016
Other liabilities	177,383	195,963
Liabilities associated with properties held for sale	33	18,794
Total liabilities	1,750,744	1,875,638
Redeemable noncontrolling interests	989	22,551
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,647 and 116,938 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,176	1,169
Additional paid-in capital	1,693,873	1,679,227
Distributions in excess of earnings	(302,410)	(276,085)
Accumulated other comprehensive income (loss)	2,544	(7,585)
Total stockholders’ equity of Equity One, Inc.	1,395,183	1,396,726
Noncontrolling interests	207,743	207,753
Total equity	1,602,926	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,354,659	$3,502,668

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013		2012	2011
REVENUE:
Minimum rent	$248,086		$227,013	$194,162
Expense recoveries	77,499		67,329	56,630
Percentage rent	4,328		4,202	3,164
Management and leasing services	2,598		2,489	2,287
Total revenue	332,511		301,033	256,243
COSTS AND EXPENSES:
Property operating	89,647		79,971	71,199
Depreciation and amortization	87,266		79,415	75,029
General and administrative	39,514		42,473	50,910
Total costs and expenses	216,427		201,859	197,138
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	116,084		99,174	59,105
OTHER INCOME AND EXPENSE:
Investment income	6,631		7,241	4,341
Equity in income of unconsolidated joint ventures	1,648		542	4,829
Other income	216		45	306
Interest expense	(68,145)		(70,665)	(66,560)
Amortization of deferred financing fees	(2,421)		(2,474)	(2,195)
Gain on bargain purchase	—		—	30,561
Gain on sale of real estate	—		—	5,542
Gain (loss) on extinguishment of debt	107		(29,146)	(1,514)
Impairment loss	(5,641)		(8,909)	(16,984)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	48,479		(4,192)	17,431
Income tax benefit of taxable REIT subsidiaries	484		2,980	5,087
INCOME (LOSS) FROM CONTINUING OPERATIONS	48,963		(1,212)	22,518
DISCONTINUED OPERATIONS:
Operations of income producing properties	5,769		12,858	27,094
Gain on disposal of income producing properties	39,587		16,588	4,406
Impairment loss	(4,976)		(20,532)	(40,352)
Income tax (provision) benefit of taxable REIT subsidiaries	(686)		(477)	29,552
INCOME FROM DISCONTINUED OPERATIONS	39,694		8,437	20,700
NET INCOME	88,657		7,225	43,218
Net income attributable to noncontrolling interests – continuing operations	(10,209)		(10,676)	(9,652)
Net (income) loss attributable to noncontrolling interests – discontinued operations	(494)		(26)	55
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$77,954		$(3,477)	$33,621
EARNINGS (LOSS) PER COMMON SHARE – BASIC:
Continuing operations	$0.32		$(0.11)	$0.11
Discontinued operations	0.33		0.07	0.19
	$0.66	*	$(0.04)	$0.29	*
Number of Shares Used in Computing Basic Earnings (Loss) per Share	117,389		114,233	110,099
EARNINGS (LOSS) PER COMMON SHARE – DILUTED:
Continuing operations	$0.32		$(0.11)	$0.11
Discontinued operations	0.33		0.07	0.19
	$0.65		$(0.04)	$0.29	*
Number of Shares Used in Computing Diluted Earnings (Loss) per Share	117,771		114,233	110,241
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
NET INCOME	$88,657	$7,225	$43,218
OTHER COMPREHENSIVE INCOME (LOSS):
Net amortization of interest rate contracts included in net income	63	64	64
Net unrealized gain (loss) on interest rate swaps (1)	6,615	(9,437)	(155)
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	3,451	2,942	506
Other comprehensive income (loss)	10,129	(6,431)	415
COMPREHENSIVE INCOME	98,786	794	43,633
Comprehensive income attributable to noncontrolling interests	(10,703)	(10,702)	(9,597)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$88,083	$(9,908)	$34,036

(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $42, $48 and $155 for the years ended December 31, 2013, 2012 and 2011, respectively.
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of Equity One, Inc.	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2011	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock, net of withholding taxes	6,211	62	116,480	—	—	116,542	—	116,542
Stock issuance costs	—	—	(1,185)	—	—	(1,185)	—	(1,185)
Share-based compensation expense	—	—	7,160	—	—	7,160	—	7,160
Net income, excluding $143 of net income attributable to redeemable noncontrolling interests	—	—	—	33,621	—	33,621	9,454	43,075
Dividends paid on common stock	—	—	—	(98,842)	—	(98,842)	—	(98,842)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,405)	(11,405)
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	206,145	279,843
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(242)	(242)
Other comprehensive income	—	—	—	—	415	415	—	415
BALANCE AT DECEMBER 31, 2011	112,599	1,126	1,587,874	(170,530)	(1,154)	1,417,316	207,886	1,625,202
Issuance of common stock, net of withholding taxes	4,339	43	85,795	—	—	85,838	—	85,838
Stock issuance costs	—	—	(883)	—	—	(883)	—	(883)
Share-based compensation expense	—	—	7,113	—	—	7,113	—	7,113
Restricted stock reclassified from liability to equity	—	—	101	—	—	101	—	101
Net (loss) income, excluding $840 of net income attributable to redeemable noncontrolling interests	—	—	—	(3,477)	—	(3,477)	9,862	6,385
Dividends paid on common stock	—	—	—	(102,078)	—	(102,078)	—	(102,078)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,995)	(9,995)
Revaluation of redeemable noncontrolling interest	—	—	185	—	—	185	—	185
Pro-rata share of investee's purchase of its subsidiary shares from noncontrolling interest	—	—	(958)	—	—	(958)	—	(958)
Other comprehensive loss	—	—	—	—	(6,431)	(6,431)	—	(6,431)
BALANCE AT DECEMBER 31, 2012	116,938	1,169	1,679,227	(276,085)	(7,585)	1,396,726	207,753	1,604,479
Issuance of common stock, net of withholding taxes	709	7	8,503	—	—	8,510	—	8,510
Stock issuance costs	—	—	(96)	—	—	(96)	—	(96)
Share-based compensation expense	—	—	6,414	—	—	6,414	—	6,414
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $695 of net income attributable to redeemable noncontrolling interests	—	—	—	77,954	—	77,954	10,008	87,962
Dividends paid on common stock	—	—	—	(104,279)	—	(104,279)	—	(104,279)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,038)	(10,038)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Reclassification of redeemable NCI to permanent equity	—	—	—	—	—	—	29	29
Other comprehensive income	—	—	—	—	10,129	10,129	—	10,129
BALANCE AT DECEMBER 31, 2013	117,647	$1,176	$1,693,873	$(302,410)	$2,544	$1,395,183	$207,743	$1,602,926
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$88,657	$7,225	$43,218
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(2,344)	(3,994)	(3,185)
Accretion of below market lease intangibles, net	(12,904)	(12,660)	(10,584)
Amortization of below market ground lease intangibles	601	191	—
Equity in income of unconsolidated joint ventures	(1,648)	(542)	(5,533)
Gain on bargain purchase	—	—	(30,561)
Income tax provision (benefit) of taxable REIT subsidiaries	202	(2,503)	(34,639)
Provision for losses on accounts receivable	3,736	979	2,947
Amortization of (premium) discount on notes payable, net	(2,478)	(2,627)	1,183
Amortization of deferred financing fees	2,421	2,485	2,232
Depreciation and amortization	93,317	90,896	98,597
Share-based compensation expense	6,173	6,863	6,992
Amortization of derivatives	63	64	64
Gain on sale of real estate	(39,587)	(16,588)	(9,948)
Loss on extinguishment of debt	31	30,602	2,396
Operating distributions from joint ventures	53	3,337	1,504
Impairment loss	10,617	29,441	57,336
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(2,950)	2,241	(2,394)
Other assets	(4,653)	26,824	(15,199)
Accounts payable and accrued expenses	(4,645)	(12,780)	(142)
Tenant security deposits	(289)	787	(1,076)
Other liabilities	(1,631)	2,978	(582)
Net cash provided by operating activities	132,742	153,219	102,626
INVESTING ACTIVITIES:
Acquisition of income producing properties	(109,449)	(243,549)	(279,080)
Additions to income producing properties	(13,661)	(20,175)	(16,396)
Acquisition of land held for development	(3,000)	(9,505)	—
Additions to construction in progress	(54,005)	(65,143)	(43,097)
Deposits for the acquisition of income producing properties	(75)	—	—
Proceeds from sale of real estate and rental properties	286,511	41,994	399,396
(Increase) decrease in cash held in escrow	(10,662)	91,592	(91,591)
Purchase of below market leasehold interest	(25,000)	—	—
Increase in deferred leasing costs and lease intangibles	(9,266)	(7,169)	(7,154)
Investment in joint ventures	(30,401)	(26,392)	(15,024)
Investment in consolidated subsidiary	—	—	(242)
Repayments of advances to joint ventures	5	517	34,887
Distributions from joint ventures	12,576	567	18,786
Investment in loans receivable	(12,000)	(114,258)	(45,100)
Repayment of loans receivable	91,474	19,258	—
Net cash provided by (used in) investing activities	123,047	(332,263)	(44,615)
(Continued)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(48,279)	(66,173)	(246,864)
Net (repayments) borrowings under revolving credit facilities	(81,000)	34,000	138,000
Proceeds from senior debt borrowings	—	296,823	—
Repayment of senior debt borrowings	—	(287,840)	—
Proceeds from issuance of common stock	8,510	85,838	116,542
Borrowings under term loan	—	250,000	—
Payment of deferred financing costs	—	(3,251)	(5,039)
Stock issuance costs	(96)	(883)	(1,185)
Dividends paid to stockholders	(104,279)	(102,078)	(98,842)
Purchase of redeemable noncontrolling interests	(18,972)	—	—
Distributions to redeemable noncontrolling interests	(3,468)	(944)	—
Distributions to noncontrolling interests	(10,038)	(9,995)	(11,405)
Net cash (used in) provided by financing activities	(257,622)	195,497	(108,793)
Net (decrease) increase in cash and cash equivalents	(1,833)	16,453	(50,782)
Cash and cash equivalents obtained through acquisition	—	—	23,412
Cash and cash equivalents at beginning of the year	27,416	10,963	38,333
Cash and cash equivalents at end of the year	$25,583	$27,416	$10,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2,863, $4,742 and $2,273 in 2013, 2012 and 2011, respectively)	$72,145	$74,030	$84,278
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
We acquired upon acquisition of certain income producing properties:
Income producing properties	$161,719	$261,139	$471,984
Intangible and other assets	10,559	60,357	35,802
Intangible and other liabilities	(25,079)	(39,809)	(81,100)
Assumption of mortgage notes payable	(37,750)	(38,138)	(128,722)
Noncontrolling interest in Canyon Trails Towne Center	—	—	(18,884)
Cash paid for income producing properties	$109,449	$243,549	$279,080
Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$—	$—	$471,219
Intangible and other assets	—	—	113,484
Intangible and other liabilities	—	—	(35,898)
Assumption of mortgage notes payable	—	—	(261,813)
Issuance of Equity One common stock	—	—	(73,698)
Noncontrolling interest in C&C (US) No. 1	—	—	(206,145)
Gain on bargain purchase	—	—	(30,561)
Cash acquired upon acquisition of C&C (US) No. 1	—	—	23,412
Net cash paid for acquisition of C&C (US) No. 1	—	—	—
Net cash paid for acquisition of income producing properties	$109,449	$243,549	$279,080
(Concluded)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the years ended December 31, 2013, 2012 and 2011
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
As of December 31, 2013, our consolidated shopping center portfolio comprised 140 properties, including 118 retail properties and six non-retail properties totaling approximately 14.9 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and six land parcels. As of December 31, 2013, our consolidated shopping center occupancy was 92.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 20 retail properties and two office buildings totaling approximately 3.7 million square feet of GLA.
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
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Properties
Income producing properties are stated at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Buildings and land improvements	2-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and equipment	3-10 years
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
Construction in Progress and Land Held for Development
Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-lived Assets
Properties Held and Used
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. At December 31, 2013, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined management's capital recycling initiatives and the fair values obtained from recent appraisals to be possible indicators of impairment.

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
Derivative Instruments and Hedging Activities
At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income (loss) or as a component of comprehensive income (loss) and as a component of stockholders’ equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 14 for further detail on derivative activity.
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
Earnings Per Share
Under the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.” As participating securities, our shares of restricted stock will be included in the calculation of basic and diluted earnings per share. Because the awards are considered participating securities under the provisions of the Earnings Per Share Topic of the FASB ASC, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Under the two-class method, earnings for the period are allocated between common stockholders and other security holders, based on their respective rights to receive dividends.
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
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, North Carolina and Virginia; (4) Northeast

– including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – California; and (6) Non-retail – which is comprised of our non-retail assets.
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2013, Publix Super Markets was our largest tenant and accounted for approximately 1.3 million square feet, or approximately 7.8% of our GLA, and approximately $9.4 million, or 3.8%, of our annual minimum rent. As of December 31, 2013, we had outstanding receivables from Publix Super Markets of approximately $868,000.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” Under ASU 2011-11, disclosures are required to provide information to help reconcile differences in the offsetting requirements under GAAP and International Financial Reporting Standards ("IFRS"). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the instruments and transactions that are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with the derivatives and hedging topic of the FASB Accounting Standards Codification, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to the disclosure requirements of ASU No. 2011-11. ASU No. 2011-11 and ASU No. 2013-01 were effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption and implementation of these ASUs did not have an impact on our results of operations, financial condition or cash flows.
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

3.    Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Land and land improvements	$1,364,729	$1,266,245
Building and building improvements	1,669,401	1,575,784
Tenant improvements	119,001	95,616
	3,153,131	2,937,645
Less: accumulated depreciation	(354,166)	(297,736)
Income producing properties, net	$2,798,965	$2,639,909
Capitalized Costs
We capitalized external and internal costs related to development and redevelopment activities of $45.3 million and $1.1 million, respectively, in 2013 and $76.4 million and $1.1 million, respectively, in 2012. We capitalized external and internal costs related to tenant and other property improvements of $20.8 million and $270,000, respectively, in 2013 and $20.7 million and $100,000, respectively, in 2012. We capitalized external and internal costs related to successful leasing activities of $4.8 million and $4.5 million, respectively, in 2013 and $3.1 million and $3.8 million, respectively, in 2012.

4.    Acquisitions
The following table provides a summary of acquisition activity during the year ended December 31, 2013:

Date Purchased	Property Name	City	State	Square Feet /Acres		Purchase Price	Mortgage Assumed
						(In thousands)
December 30, 2013	Kirkman Shoppes - land outparcel	Orlando	FL	0.80	(1)	$3,000	$—
October 25, 2013	Pleasanton Plaza	Pleasanton	CA	163,469		30,900	20,021
October 23, 2013	The Village Center (2)	Westport	CT	89,041		54,250	15,680
September 5, 2013	Manor Care	Bethesda	MD	41,123		13,000	—
September 5, 2013	5335 CITGO	Bethesda	MD	18,128		6,000	—
September 5, 2013	5471 CITGO	Bethesda	MD	14,025		4,000	—
June 5, 2013	Westwood Towers	Bethesda	MD	211,020		25,000	—
May 7, 2013	Bowlmor Lanes	Bethesda	MD	27,000		12,000	—
Total						$148,150	$35,701
______________________________________________
(1) In acres.
(2) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

	Amount		Weighted Average Amortization Period
	(In thousands)		(In years)
Land	$83,621		N/A
Land improvements	2,650		12.1
Buildings	75,941		34.4
Tenant improvements	2,507		12.2
Above-market leases	31		2.3
In-place lease interests	8,598		9.3
Lease origination costs	91		4.9
Leasing commissions	1,839		9.8
Below-market leases	(24,739)	(1)	10.3
Other acquired liabilities	(340)		N/A
Above-market debt assumed	(2,049)		3.9
	$148,150
 ______________________________________________
(1) Includes a below-market purchase option valued at $7.5 million held by the lessee of a certain non-retail property.
During the year ended December 31, 2013, we did not recognize any material measurement period adjustments related to prior year acquisitions.
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

however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of the respective acquisition dates. Legal ownership of these assets was transferred to us by the qualified intermediary during the first quarter of 2014.
During the year ended December 31, 2012, we acquired five shopping centers, a retail condominium, a development site and a related outparcel, and a warehouse facility for an aggregate purchase price of $288.5 million, including mortgages assumed of approximately $35.5 million.
During the years ended December 31, 2013, 2012 and 2011, excluding costs related to C&C (US) No. 1, Inc. ("CapCo") in 2011, we expensed approximately $3.3 million, $3.4 million and $7.0 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the consolidated statements of operations. The purchase price related to the 2013 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, and proceeds from dispositions and loan repayments. In connection with the 2013 acquisitions, we assumed two mortgages with a total principal balance of $35.7 million, which mature on June 1, 2015 and June 1, 2019. See Note 14 for further information on the mortgages assumed.
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
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A Shares in the joint venture, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of the Class B preferred return is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares) and a decision to make such a distribution by the board of the joint venture. Any remaining available cash after the Class B preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares, with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such joint venture shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.
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
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statement of operations will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH for the years ended December 31, 2013, 2012 and 2011 were $10.0 million, $10.0 million and $9.5 million, respectively, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.
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
We expensed approximately $7.2 million of acquisition-related costs in connection with the CapCo transaction of which $1.9 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.
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

Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)
Gain on bargain purchase	$30,561

6.    Dispositions
The following table provides a summary of disposition activity during the year ended December 31, 2013:

Date Sold	Property Name	City	State	Square Feet/Acres	Gross Sales Price
					(In thousands)
Income producing property sold
December 20, 2013	Spalding Village	Griffin	GA	235,318	$5,600
December 19, 2013	Canyon Trails Towne Center	Goodyear	AZ	202,196	23,500
December 16, 2013	Danville-San Ramon Medical Center	Danville	CA	74,599	15,300
December 9, 2013	Walton Plaza	Augusta	GA	43,460	2,300
December 6, 2013	Shipyard Plaza	Pascagoula	MS	66,857	3,900
November 20, 2013	Powers Ferry Plaza	Marietta	GA	86,401	7,750
September 25, 2013	Regency Crossing	Port Richey	FL	85,864	6,550	(1)
September 18, 2013	Paulding Commons	Hiram	GA	209,676	18,150
August 16, 2013	Willowdaile Shopping Center	Durham	NC	95,601	5,200
August 7, 2013	Village at Northshore	Slidell	LA	144,638	9,450
July 19, 2013	The Galleria	Wilmington	NC	92,114	3,760
July 1, 2013	CVS Plaza	Miami	FL	18,214	4,400
June 27, 2013	Providence Square	Charlotte	NC	85,930	2,000
June 18, 2013	Medical & Merchants	Jacksonville	FL	156,153	12,000	(2)
June 18, 2013	Meadows	Miami	FL	75,524	15,242
June 18, 2013	Plaza Alegre	Miami	FL	88,411	20,633
June 7, 2013	Chestnut Square	Brevard	NC	34,260	6,000
May 1, 2013	Madison Centre	Madison	AL	64,837	7,350
April 4, 2013	Lutz Lake Crossing	Lutz	FL	64,985	10,550
April 4, 2013	Seven Hills	Spring Hill	FL	72,590	7,750
March 29, 2013	Middle Beach Shopping Center	Panama City Beach	FL	69,277	2,350
March 22, 2013	Douglas Commons	Douglasville	GA	97,027	12,000
March 22, 2013	North Village Center	North Myrtle Beach	SC	60,356	2,365
March 22, 2013	Windy Hill Shopping Center	North Myrtle Beach	SC	68,465	2,635
February 13, 2013	Macland Pointe	Marietta	GA	79,699	9,150
January 23, 2013	Shoppes of Eastwood	Orlando	FL	69,037	11,600
January 15, 2013	Butler Creek	Acworth	GA	95,597	10,650
January 15, 2013	Fairview Oaks	Ellenwood	GA	77,052	9,300
January 15, 2013	Grassland Crossing	Alpharetta	GA	90,906	9,700
January 15, 2013	Mableton Crossing	Mableton	GA	86,819	11,500	(3)
January 15, 2013	Hamilton Ridge	Buford	GA	90,996	11,800
January 15, 2013	Shops at Westridge	McDonough	GA	66,297	7,550
					287,985
(Continued)

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(In thousands)
Outparcels sold
October 31, 2013	Canyon Trails - land outparcel	Goodyear	AZ	0.90	(4)	$695
September 10, 2013	Willowdaile - Subway	Durham	NC	2,384		700
June 21, 2013	Canyon Trails - Jack in the Box	Goodyear	AZ	4,000		1,980
May 23, 2013	Canyon Trails - Chase Pad	Goodyear	AZ	4,200		3,850
						7,225

Total						$295,210
 ______________________________________________
(1) We provided financing to the buyer in the form of a $4.3 million loan receivable which was repaid in December 2013. See Note 11 for further discussion.
(2) We provided financing to the buyer in the form of an $8.5 million loan receivable which was repaid in December 2013. See Note 11 for further discussion.
(3) $2.8 million of mortgage debt secured by this property was repaid at closing.
(4) In acres.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and are currently evaluating opportunities to sell certain non-core properties. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 29 for additional discussion of the status of those dispositions under contract and the related financial statement impact.
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
As of December 31, 2013, we classified three properties located in our Southeast, North Florida and South Florida regions as held for sale. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2013 and 2012. Subsequent to year end, we closed on the sale of the two properties located in the Southeast and North Florida regions for an aggregate purchase price of $10.7 million. Additionally, we have another property located in our Southeast region under contract for an estimated gross sales price of $10.1 million, which is subject to due diligence.
During 2012, we sold four properties and two outparcels in our Southeast and West Coast regions for a total sales price of $71.2 million, inclusive of $27.2 million of mortgage debt repaid by the buyer at closing.
On December 20, 2011, we sold 36 shopping centers predominantly located in the Atlanta, Tampa and Orlando markets to an affiliate of Blackstone Real Estate Partners VII (“Blackstone”) for a total sales price of $473.1 million, inclusive of the assumption of mortgage loans having an aggregate principal balance of approximately $155.7 million (as adjusted for subsequent payoffs of $9.9 million) as of the date of sale. The operations of these properties and the related assets and liabilities are included in discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2011. We recognized an aggregate impairment loss of $33.8 million related to this sale.

The components of income and expense relating to discontinued operations for the years ended December 31, 2013, 2012 and 2011 are shown below. These include the results of operations through the date of sale for each property that was sold during 2013, 2012 and 2011 and the operations for the applicable period for those assets classified as held for sale as of December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Rental revenue	$16,232	$36,472	$95,621
Expenses:
Property operating expenses	6,060	11,195	28,149
Depreciation and amortization	3,787	8,896	21,298
General and administrative expenses	24	14	123
Operations of income producing properties	6,361	16,367	46,051
Interest expense	(806)	(2,514)	(18,901)
Equity in income of unconsolidated joint ventures	—	—	704
Gain on disposal of income producing properties	39,587	16,588	4,406
Impairment loss	(4,976)	(20,532)	(40,352)
Loss on extinguishment of debt	(138)	(1,456)	(882)
Income tax (provision) benefit	(686)	(477)	29,552
Other income	352	461	122
Income from discontinued operations	39,694	8,437	20,700
Net (income) loss attributable to noncontrolling interests	(494)	(26)	55
Income from discontinued operations attributable to Equity One, Inc.	$39,200	$8,411	$20,755
Interest expense included in discontinued operations above includes interest on debt that is to be assumed by the buyer or interest on debt that is required to be repaid as a result of the disposal transaction.
During the years ended December 31, 2013, 2012 and 2011, we recognized impairment losses on discontinued operations of $5.0 million, $20.5 million and $40.4 million, respectively. See Note 7 for further discussion of these impairment losses.
During the year ended December 31, 2011, we recognized a tax benefit of $29.6 million primarily attributable to a reversal of a deferred tax liability associated with properties sold to an affiliate of Blackstone. The deferred tax liability was initially established upon our acquisition of DIM Vastgoed, N.V. ("DIM") in 2009. See Note 16 for further discussion of the DIM tax benefit.

7.    Impairments
The following is a summary of the composition of impairment losses included in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Goodwill	$150	$378	$565
Land held for development	3,085	740	11,766
Properties held for use	2,406	7,791	4,653
Impairment loss recognized in continuing operations	5,641	8,909	16,984
Goodwill	138	147	1,819
Properties held for sale	4,838	20,385	38,533
Impairment loss recognized in discontinued operations	4,976	20,532	40,352
Total impairment loss	$10,617	$29,441	$57,336
Goodwill
We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. We estimate the fair value of the reporting unit using discounted projected future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment is recorded. As a result of our analysis, we recognized $150,000, $378,000 and $565,000 of impairment losses in continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively, and we recognized goodwill impairment losses in discontinued operations of $138,000, $147,000 and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Land Held for Development
We measure the recoverability of development projects by comparing the carrying amount to estimated future undiscounted cash flows. Impairment is recognized when the expected undiscounted cash flows for a development project are less than its carrying amount, at which time the property is written-down to fair value. During the years ended December 31, 2013, 2012 and 2011, we recognized $3.1 million, $740,000 and $11.8 million, respectively, of impairment losses on certain development projects for which management’s development intentions changed regarding the future status of the projects and considering the increased likelihood that management may sell the land parcels prior to development.
Properties Held for Use
We review properties held for use for impairment on a property by property basis when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written-down to fair value. During the years ended December 31, 2013, 2012 and 2011, we recognized $2.4 million, $7.8 million and $4.7 million, respectively, of impairment losses on certain properties located in secondary markets for which our anticipated holding periods have been reconsidered. The analysis included an assessment of the plans for each property. Based on this analysis, it was determined that there is an increased likelihood that holding periods for certain properties may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of disposition.
Properties Held for Sale
Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenue and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the years ended December 31, 2013, 2012 and 2011, we recognized impairment losses of $4.8 million, $20.4 million and $38.5 million, respectively, related to properties held for sale primarily based on sales contracts.

8.    Accounts and Other Receivables
The following is a summary of the composition of accounts and other receivables included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Tenants	$15,404	$14,354
Other	2,287	2,254
Allowance for doubtful accounts	(4,819)	(3,182)
Total accounts and other receivables, net	$12,872	$13,426
For the years ended December 31, 2013, 2012 and 2011, we recognized bad debt expense of $3.7 million, $900,000 and $1.9 million, respectively, which is included in property operating expenses in the accompanying consolidated statements of operations.
9.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the consolidated balance sheets:

				Investment Balance at December 31,
Joint Venture (1)	Number of Properties	Location	Ownership	2013	2012
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,912	$8,587
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,480	3,491
Madison 2260 Realty LLC	1	NY	8.6%	634	634
Madison 1235 Realty LLC	1	NY	20.1%	820	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,828	2,909
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	6,468	6,972
Parnassus Heights Medical Center	1	CA	50.0%	19,791	20,385
Equity One JV Portfolio, LLC (4)	6	FL, MA, NJ	30.0%	44,237	27,589
Total				91,170	71,567
Advances to unconsolidated joint ventures				602	604
Investments in and advances to unconsolidated joint ventures				$91,772	$72,171
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of December 31, 2013 and 2012 is presented net of a deferred gain of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of December 31, 2013 and 2012 is presented net of a deferred gain of approximately $376,000 and $404,000, respectively, associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $1.6 million, $542,000 and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of operations, totaled approximately $2.6 million, $2.4 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $286.0 million and $289.9 million, respectively, of which our aggregate proportionate share was

$72.5 million and $65.6 million, respectively. During the years ended December 31, 2013 and 2012, we made investments of $4.1 million in GRI-EQY I, LLC and $7.5 million in Parnassus Heights Medical Center, respectively, in connection with repayments of indebtedness by those joint ventures. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
Equity One/Vestar Joint Ventures
In December 2010, we acquired ownership interests in two properties located in California through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest, and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our original investment were two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing was obtained. During the third quarter of 2011, the bridge loans and related accrued interest were repaid to us in full with proceeds from new mortgages obtained by the joint ventures.
Upon formation, the Rockwood JVs were considered VIEs for which the Equity One/Vestar JVs, which we control, were not the primary beneficiaries due to shared control and lack of financial interest. Since the bridge loans were repaid to us during 2011 and the Rockwood JVs were able to secure long term mortgage financing from a third party lender, the Rockwood JVs are no longer considered VIEs.
In January 2014, we acquired Rockwood Capital and Vestar Development Company's interests in Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional equity investment of $6.2 million. In addition, in January 2014, the property held by Vernola Marketplace JV, LLC was sold for $49.0 million, and the buyer assumed the existing mortgage of $22.9 million. The joint venture anticipates recognizing a gain of approximately $14.5 million on the sale.
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
In September 2011, the property held by the Pacific Financial Center joint venture was sold. Our proportionate share of the gain, $4.3 million, is included in equity in income of unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2011.
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
New York Common Retirement Fund Joint Venture

In May 2011, we formed a joint venture with the New York Common Retirement Fund (“NYCRF”) for the purpose of acquiring and operating high-quality neighborhood and community shopping centers. NYCRF holds a 70% interest in the joint venture, and we own a 30% interest which is accounted for under the equity method. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided. During the year of its formation, we sold two shopping centers located in Florida to the joint venture for an aggregate gross purchase price of $39.4 million, and the joint venture also purchased a shopping center in Framingham, Massachusetts, for a gross purchase price of $23.2 million.

In January 2012, the joint venture made an $18.5 million mortgage loan (the “JV Loan”) secured by a newly developed shopping center in Northborough, Massachusetts. In addition to the JV Loan, we provided a mezzanine loan (the “Mezzanine Loan") indirectly secured by the shopping center in the amount of $19.3 million. The joint venture had an option to purchase the shopping center that was exercisable during certain periods prior to March 26, 2013, and the borrower had an option to sell the shopping center to the joint venture that was exercisable during certain different periods prior to October 26, 2013. During the fourth quarter of 2012, the joint venture exercised its purchase option and ultimately acquired the shopping center in December 2012 at a purchase price of $128.4 million. Concurrent with the closing of the transaction, the Mezzanine Loan of $19.3 million was repaid without penalty, and the joint venture converted the JV Loan into a direct ownership interest in the shopping center. During the period that the JV Loan and Mezzanine Loan were outstanding, we determined that the entities holding direct and indirect ownership interests in the shopping center were VIEs, and, in relation to the VIE in which we held a variable interest, we were not the primary beneficiary as we did not have the power to direct the activities that most significantly impacted the entity's economic performance. However, as the Mezzanine Loan was repaid during December 2012, we determined that we were no longer required to assess the applicable VIE for potential consolidation as we no longer held a variable interest in the entity. In September 2013, the joint venture also acquired three newly developed parcels adjacent to the shopping center. The joint venture funded the purchase price of $15.8 million through partner contributions, of which our proportionate share was $4.7 million.
In October 2013, the joint venture acquired a 129,000 square foot shopping center in Hackensack, New Jersey for a gross purchase price of $47.8 million. The purchase price was funded through partner contributions, of which our proportionate share was $7.8 million, and the origination of a $24.0 million mortgage loan, which bears interest at a fixed rate of 4.54% and matures in October 2023.
In December 2013, the joint venture acquired a 118,000 square foot shopping center in Windermere, Florida for a gross purchase price of $31.8 million. The purchase price was funded through partner contributions, of which our proportionate share was $4.7 million, and the origination of a $16.0 million mortgage loan, which bears interest at LIBOR plus a margin of 1.40% and matures in December 2023. In connection with the transaction, the joint venture entered into an interest rate swap which converts the mortgage loan to a fixed interest rate, providing an effective fixed interest rate under the loan of 4.38% per annum, and designated the swap as a qualifying cash flow hedge. In addition, the joint venture also acquired the right to purchase from the same developer an adjacent 34,000 square foot shopping center that is under construction. The joint venture currently expects to acquire this additional phase for a gross purchase price of $13.0 million during the second quarter of 2014.
10.    Variable Interest Entities
Included within our consolidated operating properties at December 31, 2013 are three Westwood Complex parcels which are owned by the subsidiary of a Section 1031 like-kind exchange intermediary. The agreement governing the operation of this entity provides us with the power to direct the activities that most significantly impact the entity's economic performance. The entity was deemed a VIE primarily because it does not have sufficient equity at risk for it to finance its activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investors do not possess the characteristics of a controlling financial interest. Therefore, we concluded that we are the primary beneficiary of the VIE as a result of our having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE.
Our consolidated operating properties at December 31, 2012 included two consolidated joint venture properties, Danbury Green and Southbury Green, that were held through VIEs for which we were the primary beneficiary. These entities were established to own and operate real estate property, and our involvement with these entities was through our majority ownership and controlling interest in the properties which provided us with the power to direct the activities that most significantly impacted the entities' economic performance. At inception, we determined that the interests held by the other equity investors in these entities were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and, therefore, concluded that these entities were VIEs because they may not have had sufficient equity at risk for them to finance their activities without additional subordinated financial support. In May 2013, we acquired the interests held by the other equity investors for a purchase price of $18.9 million and now own the entirety of the equity investments in these entities. These entities are no longer considered VIEs, although we continue to consolidate the properties due to our ongoing controlling financial interests. See Note 17 for further discussion.
In addition to Danbury Green and Southbury Green, our consolidated operating properties at December 31, 2012 also included a consolidated property, Clocktower Plaza Shopping Center, which was owned at the time by the subsidiary of a Section 1031 like-kind exchange intermediary. Legal ownership of this entity was transferred to us by the qualified intermediary during the first quarter of 2013, and, as such, the entity is no longer considered a VIE.

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
As of December 31, 2013, we also hold interests in other VIEs where we are not the primary beneficiary. See Note 11 for further discussion.
11.    Loans Receivable
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
Westwood Mortgage Loan and Mezzanine Loan
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bore interest at 5.0% per annum and had a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of $140.0 million. The purchase contract contemplated closing dates for the various parcels that comprise the complex that were the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it could purchase with the proceeds from the sale of the parcels. To the extent that the closing dates under the purchase contract occurred prior to January 15, 2014, the parties also agreed that the applicable portions of the mortgage loan collateralized by such parcels would be repaid on the respective closing dates. Based on our initial assessment of the structure of the transaction, we determined that the entities that owned the parcels within the complex that we had yet to legally acquire were VIEs and that we were not the primary beneficiary of these entities as we did not have the power to direct the activities that most significantly impacted their economic performance. In connection with our acquisition of five of the Westwood parcels in 2013, the borrower repaid $40.7 million of the mortgage loan, and the entities holding these five parcels were no longer considered VIEs, as we consolidate the properties through our direct ownership interest. As of December 31, 2013, the remaining portion of the mortgage loan was performing, and the carrying amount of the loan was $54.4 million, which also reflected our maximum exposure to loss related to our investment in the loan.
In March 2013, we also funded a $12.0 million mezzanine loan to an entity that indirectly owned a portion of the Westwood Complex. The loan was secured by the entity's indirect ownership interests in the complex, bore interest at 5.0% per annum, and was scheduled to mature on the earlier of June 1, 2013 or our acquisition of certain parcels comprising the complex pursuant to the aforementioned purchase contract. During May 2013, the loan agreement was amended to extend the maturity date to the earlier of January 15, 2014 or our acquisition of the parcels indirectly securing the mezzanine loan. In connection with our acquisition of five of the Westwood parcels in 2013, the borrower repaid $5.8 million of the mezzanine loan. We determined that the borrower was a VIE and that we held a variable interest in the entity through our investment in the loan; however, we concluded that we were not the primary beneficiary of the entity because we did not have the power to direct the activities that most significantly impacted its economic performance. As of December 31, 2013, the loan was performing, and the carrying amount of the loan was $6.3 million, which also reflected our maximum exposure to loss related to our investment in the loan.
In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were repaid by the respective borrowers. The aggregate gross purchase price was funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.
Loans Provided in Connection with Dispositions
In June 2013, we disposed of Medical & Merchants, one of our neighborhood shopping centers located in Jacksonville, Florida, for a gross sales price of $12.0 million and provided financing to the buyer in the form of an $8.5 million loan receivable. The loan was secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, bore interest at 9.0% per annum and had a stated maturity date of December 18, 2013. In December 2013, the borrower repaid the loan without penalty.

In September 2013, we disposed of Regency Crossing, one of our neighborhood shopping centers located in Port Richey, Florida, for a gross sales price of $6.6 million and provided financing to the buyer in the form of a $4.3 million loan receivable. The loan was secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, bore interest at 5.0% per annum, and had a stated maturity date of December 15, 2013. In December 2013, the borrower repaid the loan without penalty.
12.    Goodwill
The following table presents goodwill activity during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$6,527	$6,910
Impairment	(150)	(378)
Allocated to property sale	—	(5)
Balance at end of period	$6,377	$6,527
The following is a summary by segment of goodwill included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
South Florida	$2,028	$2,028
North Florida	1,298	1,298
Southeast	3,051	3,201
Total	$6,377	$6,527
13.    Other Assets
The following is a summary of the composition of other assets included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Lease intangible assets, net	$117,200	$125,935
Leasing commissions, net	38,296	33,959
Prepaid expenses and other receivables	26,763	24,334
Straight-line rent receivable, net	21,490	19,464
Deferred financing costs, net	8,347	10,777
Deposits and mortgage escrow	7,763	5,218
Furniture, fixtures and equipment, net	4,406	2,519
Fair value of interest rate swaps	2,944	—
Deferred tax asset	2,390	2,968
Total other assets	$229,599	$225,174
In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State's Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. Accordingly, we have recognized receivables of $22.8 million and $21.0 million, which are included in prepaid expenses and other receivables in our consolidated balance sheets at December 31, 2013 and 2012, respectively, with a corresponding reduction to the cost of the project, for the reimbursable costs that will be paid to us subject to statutory deferrals over the next three years.
The following is a summary of the composition of intangible assets and accumulated amortization in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Lease intangible assets:
Above-market leases	$21,149	$22,156
In-place lease interests (1)	126,219	120,378
Below-market ground leases	34,094	34,094
Lease origination costs	3,426	3,548
Lease incentives	5,853	4,158
Total intangibles	190,741	184,334
Accumulated amortization:
Above-market leases	10,508	8,111
In-place lease interests	57,752	46,332
Below-market ground leases	793	191
Lease origination costs	2,402	2,306
Lease incentives	2,086	1,459
Total accumulated amortization	73,541	58,399
Lease intangible assets, net	$117,200	$125,935
___________________________________________
(1) Increase is primarily related to the acquisition of Pleasanton Plaza in 2013.
The following is a summary of amortization expense included in the consolidated statement of operations related to lease intangible assets:

	December 31,
	2013	2012	2011
	(In thousands)
Above-market lease amortization (1)	$3,669	$4,129	$10,242
In-place lease amortization (2)	14,530	16,642	23,998
Below-market ground lease amortization (3)	602	191	—
Lease origination cost amortization (2)	337	454	606
Lease incentive amortization (1)	735	593	386
Lease intangible asset amortization	$19,873	$22,009	$35,232
___________________________________________
(1) Amounts are recognized as a reduction of minimum rent.
(2) Amounts are included in depreciation and amortization expenses.
(3) Amounts are included in property operating expenses.

As of December 31, 2013, the estimated amortization of lease intangible assets for the next five years are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$15,940
2015	12,975
2016	9,793
2017	7,649
2018	6,300
14.    Borrowings
Mortgage Notes Payable
The following table is a summary of the mortgage notes payable balances included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Fixed rate mortgage loans	$430,155	$425,755
Unamortized premium, net	7,816	8,438
Total	$437,971	$434,193
Weighted average interest rate of fixed rate mortgage notes	5.99%	6.06%
Included in liabilities associated with properties held for sale are mortgage notes payable of $16.2 million at December 31, 2012 with weighted average interest rates of 6.89%.
During the years ended December 31, 2013 and 2012, we prepaid $24.0 million and $57.0 million in mortgage loans with a weighted average interest rate of 6.88% and 6.61%, respectively.
In connection with acquisitions completed during the year ended December 31, 2013, we assumed two mortgages with a total principal balance of $35.7 million. The $15.7 million mortgage assumed in connection with The Village Center acquisition matures on June 1, 2019 and bears interest at 6.25% per annum. The $20.0 million mortgage assumed in connection with the Pleasanton Plaza acquisition matures on June 1, 2015 and bears interest at 5.32% per annum.
As part of our ongoing strategy to dispose of properties in our secondary markets, we have engaged in marketing efforts related to the sale of Brawley Commons located in Charlotte, North Carolina. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013. In February 2014, we sold the property to a third party for $5.5 million, and the lender agreed to accept this amount as full repayment of the loan. During the default period, we operated the property on behalf of the lender and remitted any profits generated by the property to the lender. During the year ended December 31, 2013, we recognized an impairment loss of $1.2 million to adjust the carrying value of the property to its estimated fair value.

Unsecured Senior Notes
Our outstanding unsecured senior notes payable in the consolidated balance sheets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
5.375% Senior Notes, due 10/15/15	$107,505	$107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998
3.75% Senior Notes, due 11/15/22	300,000	300,000
Total Unsecured Senior Notes	731,136	731,136
Unamortized discount, net	(1,698)	(2,006)
Total	$729,438	$729,130
Weighted average interest rate, net of discount adjustment	5.02%	5.02%
On October 25, 2012, we issued $300.0 million principal amount of unsecured senior notes at a fixed interest rate of 3.75%, maturing on November 15, 2022 (the "3.75% Notes"). The 3.75% Notes were offered to investors at a price of 99.591% with a yield to maturity of 3.799%. Interest is payable on the notes semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 2013. The 3.75% Notes rank equally with all of our other unsecured and unsubordinated indebtedness and contain customary debt covenants that are consistent with our other unsecured senior notes. The 3.75% Notes are also guaranteed by our subsidiaries that have guaranteed our other unsecured senior notes.
On October 25, 2012, we also called for redemption of all of our $250.0 million 6.25% unsecured senior notes, which were scheduled to mature on December 15, 2014 (the "6.25% Notes") pursuant to the terms of an optional redemption feature within the 6.25% Notes, and on November 26, 2012, we redeemed the 6.25% Notes at a redemption price equal to the principal amount of the notes and a required make-whole premium of $27.8 million utilizing proceeds from the 3.75% Notes. In connection with the redemption, we recognized a loss on early extinguishment of debt of $29.6 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the 6.25% Notes.
The indentures under which our unsecured senior notes were issued have several covenants that limit our ability to incur debt, require us to maintain an unencumbered asset to unsecured debt ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.45% per annum depending on the credit ratings of our unsecured senior notes. At December 31, 2013, the interest rate margin applicable to amounts outstanding under the facility was 1.25% per annum and the facility fee was 0.25% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2013, we had drawn $91.0 million against the facility, which bore interest at a weighted average rate of 1.30% per annum. As of December 31, 2012, we had drawn $172.0 million against the facility, which bore interest at a rate of 1.77% per annum.
We also have an unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2013 and 2012. Prior to its renewal in October 2013, the credit facility provided $15.0 million of unsecured credit and bore interest at LIBOR plus 1.55%. In October 2013, the facility was renewed and decreased to provide $5.0 million of unsecured credit. The new facility bears interest at LIBOR plus 1.25% per annum and expires November 7, 2014.
As of December 31, 2013, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $413.0 million, net of outstanding letters of credit with an aggregate face amount of $2.7 million, of which $91.0 million was drawn.
Term Loan and Interest Rate Swaps
On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. On July 12, 2012, we increased the principal amount of the term loan to $250.0 million through the exercise of an accordion feature. The term loan bears interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.50% to 2.35% depending on the credit ratings of our unsecured senior notes. In connection with the interest rate swap discussed below, we have elected and, will continue to elect, the one month LIBOR option. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. As of December 31, 2013, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. The fair value of our interest rate swaps at December 31, 2013 was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet.
Principal maturities of borrowings, including mortgage notes payable, unsecured senior notes payable, term loan and unsecured revolving credit facilities are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$20,979
2015	280,165
2016	233,340
2017	288,968
2018	61,531
Thereafter	617,308
Total	$1,502,291
Interest costs incurred, excluding amortization and accretion of discount and premium, were $74.3 million, $80.5 million and $86.6 million in the years ended December 31, 2013, 2012 and 2011, respectively, of which $2.9 million, $4.7 million and $2.3 million, respectively, were capitalized.
15.    Other Liabilities
The following is a summary of the composition of other liabilities included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Lease intangible liabilities, net	$167,777	$185,061
Prepaid rent	9,450	10,687
Other	156	215
Total other liabilities	$177,383	$195,963
In May 2013, we executed a lease amendment with the tenant at our retail condominium at 1175 Third Avenue in New York City, New York, which included the purchase of a significant portion of the below market leasehold interest held by the tenant under the terms of the original lease agreement. Pursuant to the terms of the amendment, we paid the tenant $25.0 million in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to the market rental rates prevailing at such times. The $25.0 million payment has been reflected as a reduction of the unamortized below market lease intangible liability we recognized when we acquired the retail condominium, and the remaining portion of the liability will be amortized over the new ten-year base term.
At December 31, 2013 and 2012, the gross carrying amount of our lease intangible liabilities, which are composed of below-market leases and above-market ground leases, was $228.7 million and $231.7 million, respectively, and the accumulated amortization was $60.9 million and $46.6 million, respectively.
Included in the consolidated statement of operations as an increase to minimum rent for the years ended December 31, 2013, 2012 and 2011 is $17.3 million, $17.4 million, and $21.2 million, respectively, of amortization expense related to lease intangible liabilities. As of December 31, 2013, the estimated amortization of lease intangible liabilities for the next five years are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$17,194
2015	15,426
2016	12,155
2017	10,726
2018	10,113
16.    Income Taxes
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We distributed sufficient taxable income for the year ended December 31, 2013; therefore, we anticipate that no federal income or excise taxes will be incurred. We distributed sufficient taxable income for the years ended December 31, 2012 and 2011; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only material provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2009.

The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
GAAP net income (loss) attributable to Equity One	$77,954	$(3,477)	$33,621
Net (income) loss attributable to taxable REIT subsidiaries	(585)	4,964	63,319
GAAP net income from REIT operations	77,369	1,487	96,940
Book/tax differences:
Joint ventures	9,255	4,530	(2,671)
Depreciation	10,327	7,399	6,952
Sale of property	(30,288)	(925)	(44,819)
Bargain purchase gain	—	—	(30,561)
Exercise of stock options and restricted shares	(917)	6,009	4,506
Interest expense	1,633	3,152	1,002
Deferred/prepaid/above and below-market rents, net	(4,381)	(2,388)	(1,711)
Impairment loss	5,353	21,511	14,866
Amortization	210	227	(84)
Acquisition costs	2,771	1,941	5,982
Other, net	200	(1,583)	53
Inclusion from foreign taxable REIT subsidiary	—	—	10,502
Adjusted taxable income(1)	$71,532	$41,360	$60,957
______________________________________________

(1)	Adjusted taxable income subject to 90% dividend requirements.
The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2013	2012	2011
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	66.37%	43.72%	51.80%
Return of capital	31.21%	54.10%	39.13%
Capital gains	2.42%	2.18%	9.07%
Taxable REIT Subsidiaries
We are subject to federal, state and local income taxes on the income from our TRS activities, which include IRT Capital Corporation II (“IRT”), DIM, Southeast US Holdings, BV (“Southeast”), MCC Redondo Beach II, LLC and C&C Delaware, Inc. At December 31, 2013, Southeast owned an economic interest in DIM of 97.8%. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no income taxes in the Netherlands.
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

Our total pre-tax income (losses) and income tax (provision) benefits relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. income (loss) before income taxes	$784	$(7,452)	$(97,219)
Foreign income (loss) before income taxes	3	(15)	(739)
Total income (loss) before income taxes	787	(7,467)	(97,958)
Less income tax (provision) benefit:
Current federal and state	(69)	72	(405)
Deferred federal and state	(133)	2,431	35,044
Total income tax (provision) benefit	(202)	2,503	34,639
Net income (loss) from taxable REIT subsidiaries	$585	$(4,964)	$(63,319)
Our total pre-tax income (losses) for continuing operations and income tax (provision) benefits for continuing operations included above relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. (loss) income before income taxes	$(1,582)	$(9,161)	$11,747
Foreign income (loss) before income taxes	3	(15)	(739)
(Loss) income from continuing operations before income taxes	(1,579)	(9,176)	11,008
Less income tax (provision) benefit:
Current federal and state	(34)	72	(97)
Deferred federal and state	518	2,908	5,184
Total income tax benefit	484	2,980	5,087
(Loss) income from continuing operations from taxable REIT subsidiaries	$(1,095)	$(6,196)	$16,095
We recorded tax provisions from discontinued operations of $686,000 and $477,000 and a tax benefit of $29.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. The tax provisions relate to taxable income generated by the disposition of properties. The tax benefit is primarily attributable to the reversal of a deferred tax liability associated with properties sold by DIM and IRT and, to a lesser extent, by net operating losses.
The total income tax (provision) benefit differs from the amount computed by applying the statutory federal income tax rate to net income (loss) before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal (provision) benefit at statutory tax rate (1)	$(239)	$2,616	$34,205
State taxes, net of federal (provision) benefit	(69)	272	3,187
Adjustment to DIM gain	—	—	(3,315)
Foreign tax rate differential	(5)	(7)	(2)
Other	117	(370)	574
Valuation allowance increase	(6)	(8)	(10)
Total income tax (provision) benefit	$(202)	$2,503	$34,639
 ______________________________________________

(1)	Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.

The income tax benefit for continuing operations differs from the amount computed by applying the statutory federal income tax rate to net income (loss) before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal benefit at statutory tax rate (1)	$344	$3,044	$3,890
State taxes, net of federal (provision) benefit	34	321	444
Foreign tax rate differential	(5)	(7)	(2)
Other	117	(370)	765
Valuation allowance increase	(6)	(8)	(10)
Total income tax benefit for continuing operations	$484	$2,980	$5,087
 ______________________________________________
(1) Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.
Our deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Disallowed interest	$2,842	$2,903
Net operating loss	2,996	3,216
Other	110	138
Valuation allowance	(162)	(213)
Total deferred tax assets	5,786	6,044
Deferred tax liabilities:
Other real estate investments	(14,133)	(13,828)
Mortgage revaluation	(748)	(1,005)
Other	(277)	(259)
Total deferred tax liabilities	(15,158)	(15,092)
Net deferred tax liability	$(9,372)	$(9,048)

At December 31, 2013, the net deferred tax liability of $9.4 million consisted of a $2.4 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and an $11.8 million deferred tax liability associated with DIM. At December 31, 2012 the net deferred tax liability of $9.0 million consisted of a $3.0 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $12.0 million deferred tax liability associated with DIM.
The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. At December 31, 2013, IRT had approximately $7.5 million of disallowed interest carry forwards, with a tax value of $2.9 million. This carry forward does not expire. IRT expects to realize the benefits of its net deferred tax asset of approximately $2.4 million as of December 31, 2013, primarily from identified tax planning strategies, as well as projected taxable income. Southeast had a net operating loss carry forward of $650,000 at December 31, 2013, which begins to expire in 2016. A valuation allowance of $162,000 is provided for this asset. As of December 31, 2013, DIM had federal and state net operating loss carry forwards of approximately $4.8 million and $3.8 million, respectively, which begin to expire in 2027. As of December 31, 2013, IRT had federal and state net operating loss carry forwards of approximately $2.0 million and $1.6 million, respectively, which begin to expire in 2030.

17.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Danbury 6 Associates LLC (1)	$—	$7,720
Southbury 84 Associates LLC (1)	—	11,242
Vestar/EQY Canyon Trails LLC (2)	—	2,600
Walden Woods Village, Ltd. (3)	989	989
Total redeemable noncontrolling interests	$989	$22,551

CapCo	$206,145	$206,145
DIM	1,081	1,100
Vestar/EQY Talega LLC (4)	147	147
Vestar/EQY Vernola LLC (5)	341	361
Vestar/EQY Canyon Trails LLC (2)	29	—
Total noncontrolling interests included in total equity	$207,743	$207,753
______________________________________________
(1) In May 2013, we acquired the remaining 40% preferred equity interests held by the noncontrolling interest holders.
(2) This entity held our interest in Canyon Trails Towne Center, which was sold in December 2013.
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
In January 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. Upon the formation of the partnership, we entered into a redemption agreement with the Noncontrolling Partners pursuant to which the Noncontrolling Partners could request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. As a result of the redemption agreement, the value of the redeemable noncontrolling interest of $989,000 has been included in the mezzanine section of our consolidated balance sheet, separate from permanent equity, in accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC. We also entered into a conversion agreement with the Noncontrolling Partners pursuant to which the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000 at December 31, 2013.
Our Sunlake development project was previously held in two joint ventures in which we held a controlling financial interest. Pursuant to the joint venture agreements, we agreed to fund all acquisition, development and operating costs and had reimbursement rights in relation to all capital outlays upon disposition of the project. In return, we received an 8% preferred return on our advances and were entitled to 60% of the profits thereafter. The minority partners did not contribute any capital to the joint ventures and a noncontrolling interest was not previously recognized in relation to their interests as our capital expenditures and cumulative preferred return surpassed the equity in the project. As of December 31, 2013, the partners agreed to terminate the joint ventures and the minority partners were not entitled to any distributions upon the termination.

In January 2009, we acquired a controlling financial interest in DIM and consolidated its results as of the acquisition date. As we owned 65.1% of DIM’s ordinary shares as of the acquisition date, we recorded $25.8 million of noncontrolling interest, which represented the fair value of the portion of DIM’s equity that we did not own, upon the consolidation of the entity. Subsequent to the initial acquisition, we acquired additional DIM ordinary shares through various transactions during 2009 and 2010, including open market and private purchases, bringing our ownership interest to approximately 97.4% as of December 31, 2010. As of December 31, 2013 and 2012, our ownership interest in DIM was 97.8%.
In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interests which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $517,000 and $508,000 of noncontrolling interests are recorded in permanent equity in our consolidated balance sheets as of December 31, 2013 and 2012, respectively. Our Canyon Trails joint venture with Vestar contained certain provisions which could have required us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we recorded $2.6 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheets as of December 31, 2012, which approximates the redemption value at such date. The joint venture sold this property in December 2013 and as a result we no longer include the noncontrolling interest in the mezzanine section of our consolidated balance sheet as of December 31, 2013.
We acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $206.1 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the equity section of our consolidated balance sheet as permanent equity as of December 31, 2013. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its Class A joint venture shares are converted into our common stock. See Note 5 above for a discussion of the CapCo joint venture.
In October 2011, we acquired a 60% controlling financial interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we were the primary beneficiary of these entities and, accordingly, consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interests which represented the estimated fair value of the preferred equity interests, which were entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. Because the operating agreements contained certain provisions that would potentially require us to redeem the noncontrolling interests at the balance of the holders' contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements, we initially recorded the $19.0 million of noncontrolling interests associated with these ventures in the mezzanine section of our consolidated balance sheets and reflected such interests at their redemption value at each subsequent balance sheet date. In March 2013, we received formal notice from the noncontrolling interest holders electing to have their interests redeemed (at which time we reclassified the interests to other liabilities as mandatorily redeemable financial instruments pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC) and subsequently acquired their interests for a purchase price of $18.9 million during May 2013. Both the income attributable to the noncontrolling interest holders and the amounts paid to them during the years ended December 31, 2013 and 2012 were $315,000 and $944,000, respectively. The income attributable to the noncontrolling interest holders and amounts paid to them during the year ended December 31, 2011 were $168,000 and $89,000, respectively.
During the years ended December 31, 2013, 2012 and 2011, there were no material effects on the equity attributable to us resulting from changes in our ownership interest in our subsidiaries other than those related to Danbury 6 Associates LLC and Southbury 84 Associates LLC as noted above.

18.    Stockholders’ Equity and Earnings (Loss) Per Share
During each quarter of 2013, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2013.
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

Earnings (Loss) per Share
The following summarizes the calculation of basic earnings per share ("EPS") and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating basic EPS:

	Year Ended December 31,
	2013		2012	2011
	(In thousands)
Income (loss) from continuing operations	$48,963		$(1,212)	$22,518
Net income attributable to noncontrolling interests - continuing operations	(10,209)		(10,676)	(9,652)
Income (loss) from continuing operations attributable to Equity One, Inc.	38,754		(11,888)	12,866
Allocation of continuing income to participating securities	(1,045)		(1,082)	(1,169)
Income (loss) from continuing operations available to common stockholders	37,709		(12,970)	11,697
Income from discontinued operations	39,694		8,437	20,700
Net (income) loss attributable to noncontrolling interests - discontinued operations	(494)		(26)	55
Income from discontinued operations available to common stockholders	39,200		8,411	20,755
Net income (loss) available to common stockholders	$76,909		$(4,559)	$32,452
Weighted average shares outstanding – Basic	117,389		114,233	110,099

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.32		$(0.11)	$0.11
Discontinued operations	0.33		0.07	0.19
Earnings (loss) per common share — Basic	$0.66	*	$(0.04)	$0.29	*
* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating diluted EPS:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from continuing operations	$48,963	$(1,212)	$22,518
Net income attributable to noncontrolling interests - continuing operations	(10,209)	(10,676)	(9,652)
Income (loss) from continuing operations attributable to Equity One, Inc.	38,754	(11,888)	12,866
Allocation of continuing income to participating securities	(1,045)	(1,082)	(1,169)
Income (loss) from continuing operations available to common stockholders	37,709	(12,970)	11,697
Income from discontinued operations	39,694	8,437	20,700
Net (income) loss attributable to noncontrolling interests - discontinued operations	(494)	(26)	55
Income from discontinued operations available to common stockholders	39,200	8,411	20,755
Net income (loss) available to common stockholders	$76,909	$(4,559)	$32,452

Weighted average shares outstanding – Basic	117,389	114,233	110,099
Stock options using the treasury method	288	—	142
Executive Incentive Plan shares using the treasury method	94	—	—
Weighted average shares outstanding – Diluted	117,771	114,233	110,241

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.32	$(0.11)	$0.11
Discontinued operations	0.33	0.07	0.19
Earnings (loss) per common share — Diluted	$0.65	$(0.04)	$0.29	*
* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for the years ended December 31, 2013 and 2011 did not include 1.4 million and 1.9 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $23.52 to $26.66 and $18.88 to $26.66, respectively, because the option prices were greater than the average market price of our common shares during the period. The computation of diluted EPS for the year ended December 31, 2012 did not include 3.5 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $11.59 to $26.66, because their effect would be anti-dilutive.

The computation of diluted EPS for the years ended December 31, 2013, 2012 and 2011 did not include the 11.4 million joint venture units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.
19.    Share-Based Payment Plans
The Equity One Amended and Restated 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of May 2, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2013, 5.0 million shares were available for issuance under the 2000 Plan, as amended.

Discounts offered to participants under our 2004 Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan.
Options and Restricted Stock
As of December 31, 2013, we had stock options and restricted stock outstanding under the 2000 Plan. In addition, in connection with the initial employment in 2006 of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.
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
The fair value of each stock option awarded was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.
The following table provides a summary of stock option activity for 2013:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at the beginning of year	3,521	$20.73
Granted	—	—
Exercised	(536)	16.30
Forfeited or expired	—	—
Outstanding at the end of year	2,985	$21.53	4.3	$5,890
Exercisable at the end of year	2,826	$21.67	4.1	$5,344
The total cash or other consideration received from options exercised during the years ended December 31, 2013, 2012 and 2011 was $8.7 million, $493,000 and $31,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $319,000 and $1,000, respectively.
The weighted average grant-date fair value of options granted during 2011 was $3.67. No options were granted during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the fair value of each option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	4.6%
Risk-free interest rate	2.7%
Expected option life (years)	6.0 - 6.25
Expected volatility	30.2%
The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

Restricted Stock Grants and Long-Term Incentive Compensation Plan
The following table presents information regarding restricted stock activity during the year ended December 31, 2013:

	Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2013	975	*	$17.11
Granted	66		22.40
Vested	(181)		17.74
Forfeited	(3)		20.95
Unvested at December 31, 2013	857	*	$17.37
 ______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period as discussed below.
Our compensation committee grants restricted stock to our officers, directors, and other employees. Vesting periods for the restricted stock are determined by our compensation committee. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period. As of December 31, 2013, we had 856,661 shares of non-vested restricted stock grants outstanding.
During the year ended December 31, 2013, we granted 66,015 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years. The total grant-date value of the 180,648 shares of restricted stock that vested during the year ended December 31, 2013 was $3.2 million.
On August 9, 2010, 698,894 restricted shares were awarded to Jeffrey S. Olson as part of his new employment agreement. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and will vest if our total shareholder return over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%. If the full vesting requirements are not met, one-half of the Contingent Shares will vest on December 31, 2014 if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by us on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.
On January 28, 2011, we entered into employment agreements with Thomas Caputo, our President, Arthur L. Gallagher, our Executive Vice President and President of Florida, and Mark Langer, our Executive Vice President and Chief Financial Officer, which were effective as of February 1, 2011. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire. We granted an aggregate of 800,000 restricted shares (the “Executive Shares”) under the new employment agreements which will vest if our total shareholder return over the measurement period commencing on February 1, 2011 and ending on December 31, 2014 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. The total return thresholds for the Executive Shares are the same as the thresholds applicable to the Contingent Shares awarded to Mr. Olson. Messrs. Caputo, Gallagher, and Langer do not participate in dividends over the performance period and must be employed by us on the vesting date to receive the shares. As these shares are not entitled to vote or receive dividends during the performance period, they are not included in our restricted share count.
The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 9, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.1 million, $1.1 million and $1.0 million, respectively, of compensation expense related to the Executive Shares, and approximately $1.0 million of compensation expense related to the Contingent Shares each period.
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
Pursuant to their employment agreements, each of our executive officers is entitled to an annual bonus based upon the achievement of certain performance levels established by our compensation committee. We anticipate that the performance levels will be set for each calendar year so that each executive can reasonably be expected to earn a bonus for such calendar year in an amount equal to 50% of his base salary for each of Messrs. Olson and Caputo and 100% of his base salary for each of Messrs. Langer and Gallagher. Bonuses for Messrs. Olson and Caputo are payable in cash; bonuses for Messrs. Langer and Gallagher are payable one-half in cash and one-half in shares of restricted stock, which shares will vest in equal portions on the first, second and third year anniversaries of the grant date, subject to the executive then being employed by us, provided that the number of shares of restricted stock that would otherwise be granted to Mr. Langer for any bonus with respect to the 2011 or 2012 calendar years is reduced (but not below zero) by 12,500 shares. No bonus will be payable for Mr. Langer or Mr. Gallagher in respect of a calendar year in which such executive allows his employment agreement to expire. If we allow either Mr. Langer’s or Mr. Gallagher’s employment agreement to expire, all unvested shares of restricted stock granted to the executive in respect of the foregoing annual bonuses will continue to vest as if the executive had been employed through the last date such shares would have otherwise vested.
Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Restricted stock expense	$5,931	$6,060	$5,692
Stock option expense	465	1,040	1,454
Employee stock purchase plan discount	18	13	14
Total equity-based expense	6,414	7,113	7,160
Restricted stock classified as a liability	117	51	103
Total expense	6,531	7,164	7,263
Less amount capitalized	(358)	(301)	(271)
Net share-based compensation expense	$6,173	$6,863	$6,992
As of December 31, 2013, we had $6.1 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares). This expense is expected to be recognized over a weighted average period of 1.2 years.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2013, 2012 and 2011 were $414,000, $432,000 and $418,000, respectively.
2004 Employee Stock Purchase Plan
Under the 2004 Employee Stock Purchase Plan, our employees, including our directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of our common stock. The purchase price per share is 90% of the average closing price per share of our common stock on the NYSE on the five trading days that immediately precede the date of purchase, provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower of (i) 85% of the market price on the first day of the offering period or (ii) 85% of the market price on the exercise date.

20.    Segment Reporting
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast – including Georgia, Louisiana, North Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – California; and (6) Non-retail – which is comprised of our non-retail assets.
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, amortization of deferred financing fees, depreciation and amortization expense, gains (losses) from extinguishments of debt, income of unconsolidated joint ventures, income tax benefit from taxable REIT subsidiaries, gain on bargain purchase, gains on sales of real estate, impairments, and income attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees, and impairment losses, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain on bargain purchase, gain on sale of real estate, equity in income of unconsolidated joint ventures, gain (loss) on extinguishment of debt, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties.
The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income (loss) from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
South Florida	$90,117	$87,709	$82,684
North Florida	37,809	37,982	40,264
Southeast	39,017	37,199	36,092
Northeast	75,635	53,197	35,997
West Coast	69,651	65,217	46,724
Non-retail	2,312	753	651
Total segment revenue	314,541	282,057	242,412
Add:
Straight line rent adjustment	2,022	3,239	2,095
Accretion of below market lease intangibles, net	13,350	13,248	9,449
Management and leasing services	2,598	2,489	2,287
Total revenue	$332,511	$301,033	$256,243

Net operating income (NOI):
South Florida	$60,850	$59,074	$54,633
North Florida	25,975	26,698	27,978
Southeast	26,612	26,257	25,014
Northeast	53,450	36,639	25,608
West Coast	45,820	43,533	31,142
Non-retail	1,746	301	34
Total	214,453	192,502	164,409
Add:
Straight line rent adjustment	2,022	3,239	2,095
Accretion of below market lease intangibles, net	13,350	13,248	9,449
Management and leasing services	2,598	2,489	2,287
Elimination of intersegment expenses	10,441	9,584	6,804
Investment income	6,631	7,241	4,341
Equity in income of unconsolidated joint ventures	1,648	542	4,829
Other income	216	45	306
Gain on bargain purchase	—	—	30,561
Gain on sale of real estate	—	—	5,542
Gain (loss) on extinguishment of debt	107	(29,146)	(1,514)
Less:
Depreciation and amortization	87,266	79,415	75,029
General and administrative	39,514	42,473	50,910
Interest expense	68,145	70,665	66,560
Amortization of deferred financing fees	2,421	2,474	2,195
Impairment loss	5,641	8,909	16,984
Income (loss) from continuing operations before tax and discontinued operations	$48,479	$(4,192)	$17,431

The following is a summary by segment of impairment losses included in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Impairments:
South Florida	$—	$601	$3,786
North Florida	—	—	267
Southeast	2,731	8,168	12,931
West Coast	2,910	140	—
Total impairments on properties held for use	$5,641	$8,909	$16,984
The following is a summary by segment of total assets included in the consolidated balance sheets:

	December 31,
	2013	2012
	(In thousands)
Assets:
South Florida	$690,328	$692,764
North Florida	318,375	316,364
Southeast	305,013	310,891
Northeast	974,444	894,658
West Coast	833,890	779,541
Non-retail	61,273	33,525
Corporate assets	157,932	206,741
Properties held for sale	13,404	268,184
Total assets	$3,354,659	$3,502,668
21.    Future Minimum Rental Income
Our properties are leased to tenants under operating leases with expiration dates extending to the year 2089. Future minimum rents under non-cancelable operating leases as of December 31, 2013, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$238,128
2015	222,030
2016	186,463
2017	158,835
2018	135,373
Thereafter	667,849
Total	$1,608,678
22.    Commitments and Contingencies
As of December 31, 2013, we had provided letters of credit having an aggregate face amount of $2.7 million as additional security for financial and other obligations.

As of December 31, 2013, we had invested an aggregate of approximately $62.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $76.6 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2013 will have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in litigation with the fee owner of the majority of the parking lot that services one of our shopping centers. The owner is seeking a declaratory judgment that we and our anchor tenant failed to properly exercise a renewal option under the ground lease at the end of 2012, thereby causing the lease to expire in March 2013. In January 2014, the owner prevailed on its motion for summary judgment. We and our anchor tenant have filed a motion for reconsideration and intend to appeal the decision if necessary. In the event the litigation is finally determined in a manner adverse to us and/or we are otherwise unable to negotiate a new lease or purchase of the parking lot from the owner of the fee interest, we may lose access to the majority of the parking lot servicing the shopping center and our operations and those of our tenants at the shopping center could be adversely impacted. As of December 31, 2013, the shopping center had a carrying value of $21.3 million and generated NOI of approximately $1.8 million during the year then ended.
Certain of our shopping centers are subject to non-cancelable long-term ground leases that expire at various dates through the year 2076 and in most cases provide for renewal options. In addition, we have non-cancelable operating leases for office space and equipment that expire at various dates through the year 2021. At December 31, 2013, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$1,772
2015	1,722
2016	1,590
2017	1,374
2018	1,391
Thereafter	38,242
Total	$46,091
During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.4 million, $1.2 million and $1.1 million, respectively, of rental expense related to our non-cancelable operating leases.
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
Recurring Fair Value Measurements
As of December 31, 2013 and 2012, we had interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. As of December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet. The net unrealized gain (loss) on our interest rate swaps was $9.9 million and $(7.0) million for the years ended December 31, 2013 and 2012, respectively, and is included in accumulated other comprehensive income (loss). The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
Assets:	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$2,944	$—	$2,944	$—

	Fair Value Measurements at December 31, 2012
Liabilities:	Total	Level 1	Level 2	Level 3
Interest rate derivatives	$6,954	$—	$6,954	$—
Valuation Methods
The fair value of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2013, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain (loss) included in other comprehensive income (“OCI”) was attributable to the net change in unrealized gains related to the interest rate swaps that remained outstanding at December 31, 2013, none of which were reported in the consolidated statements of operations because they were documented and qualified as hedging instruments.
We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for five of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as the common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2013:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$6,600	$—	$—	$6,600	(2)	$2,406
Operating properties held for sale	3,875	—	3,875	—		1,313
Development properties held and used	6,400	—	—	6,400		3,085
Total	$16,875	$—	$3,875	$13,000		$6,804
____________________________________________
(1) Total losses exclude impairments related to properties sold during the year ended December 31, 2013.
(2) $5.4 million of the total represents the fair value of an operating property as of the date it was impaired during the third quarter of 2013. As of December 31, 2013, the carrying amount of the property no longer equals its fair value.

The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2012:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses(1)
	(In thousands)
Operating properties held and used	$6,700	$—	$—	$6,700	$7,791
Operating properties held for sale	6,350	—	6,350	—	1,932
Development properties held and used	12,510	—	—	12,510	740
Total	$25,560	$—	$6,350	$19,210	$10,463
____________________________________________
(1) Total losses exclude impairments related to properties sold during the years ended December 31, 2013 and 2012.
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, typically result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments in unconsolidated joint ventures are classified within Level 3 of the fair value hierarchy.

The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs as of December 31, 2013 and 2012:

	2013		2012
	Low	High	Low	High
Overall capitalization rates	12.5%	15.5%	12.5%	12.5%
Discount rates	10.0%	13.5%	13.5%	13.5%
Terminal capitalization rates	12.5%	12.5%	12.5%	12.5%
During the years ended December 31, 2013 and 2012, we recognized $2.4 million and $7.8 million, respectively, of impairment losses on operating properties located in the Southeast region. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the years ended December 31, 2013 and 2012, we recognized $1.3 million and $1.9 million, respectively, of impairment losses on properties held for sale located in the Southeast and South Florida regions, respectively. The estimated fair values related to the impairment assessments were based upon the expected sales prices as determined by executed contracts and, therefore, are classified within Level 2 of the fair value hierarchy.
During the year ended December 31, 2013, we recognized impairment losses of $3.1 million on land parcels located in the Southeast and West Coast regions. During the year ended December 31, 2012, we recognized impairment losses of $740,000 on land parcels located in the South Florida and West Coast regions. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy.
We also performed annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, resulted from values established by Level 3 valuations. We estimated the fair value of the reporting unit using discounted projected future cash flows, which approximated a current sales price. If the results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value, an impairment was recognized to reduce the carrying value of the goodwill to fair value. During the years ended December 31, 2013 and 2012, we recognized goodwill impairment losses of $288,000 and $525,000, respectively.
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
Cash and Cash Equivalents, Accounts and Other Receivables, Accounts Payable and Accrued Expenses and Unsecured Revolving Credit Facilities (classified within Levels 1, 2 and 3 of the valuation hierarchy) – The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.
Loans Receivable (classified within Level 2 of the valuation hierarchy) – The carrying value of the loans receivable of $60.7 million at December 31, 2013 approximates fair value due to their short maturities. At December 31, 2012, the estimated fair value was approximately $142.2 million and was estimated using a discounted cash flow analysis based on the then-current interest rates at which similar loans would be made. The carrying amount of these loans receivable, including accrued interest, was $140.7 million at December 31, 2012.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2013 and 2012 was approximately $461.5 million and $494.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $438.0 million and $451.1 million at December 31, 2013 and 2012, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2013 and 2012 was approximately $762.6 million and $765.1 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount

(principal net of unamortized discount) of these notes was $729.4 million and $729.1 million at December 31, 2013 and 2012, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2013 and 2012 was approximately $248.7 million and $255.2 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar loans and remaining terms. The carrying amount of this loan was $250.0 million at both December 31, 2013 and 2012.
The fair market value calculations of our debt as of December 31, 2013 and 2012 included assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations used a market rate spread over the risk free interest rate. This spread was determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate was used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate was subjective in nature, recent market data gathered suggested that the composite rates used for mortgages, senior notes and term loans were consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – At December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet. See Note 24 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $1.0 million and $22.6 million at December 31, 2013 and 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.

26.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$178,797	$1,401,028	$1,337,141	$(133)	$2,916,833
Investment in affiliates	2,679,543	—	—	(2,679,543)	—
Other assets	229,759	91,759	919,201	(802,893)	437,826
Total Assets	$3,088,099	$1,492,787	$2,256,342	$(3,482,569)	$3,354,659
LIABILITIES
Total notes payable	$1,670,438	$131,217	$467,354	$(760,600)	$1,508,409
Other liabilities	22,478	89,111	173,156	(42,410)	242,335
Total Liabilities	1,692,916	220,328	640,510	(803,010)	1,750,744
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,395,183	1,272,459	1,614,843	(2,679,559)	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,088,099	$1,492,787	$2,256,342	$(3,482,569)	$3,354,659

Condensed Consolidating Balance Sheet As of December 31, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$266,639	$1,482,503	$1,267,795	$(133)	$3,016,804
Investment in affiliates	2,692,127	—	—	(2,692,127)	—
Other assets	210,277	90,102	967,199	(781,714)	485,864
Total Assets	$3,169,043	$1,572,605	$2,234,994	$(3,473,974)	$3,502,668
LIABILITIES
Total notes payable	$1,751,130	$157,730	$437,063	$(760,600)	$1,585,323
Other liabilities	21,189	114,567	175,807	(21,248)	290,315
Total Liabilities	1,772,319	272,297	612,870	(781,848)	1,875,638
REDEEMABLE NONCONTROLLING INTERESTS	—	—	22,551	—	22,551
EQUITY	1,396,724	1,300,308	1,599,573	(2,692,126)	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,169,043	$1,572,605	$2,234,994	$(3,473,974)	$3,502,668

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2013	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,378	$170,206	$135,927	$—	$332,511
Equity in subsidiaries' earnings	178,116	—	—	(178,116)	—
Total costs and expenses	44,282	91,888	80,775	(518)	216,427
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	160,212	78,318	55,152	(177,598)	116,084
Other income and (expense)	(86,395)	(8,857)	29,171	(1,524)	(67,605)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	73,817	69,461	84,323	(179,122)	48,479
Income tax benefit of taxable REIT subsidiaries	193	74	217	—	484
INCOME FROM CONTINUING OPERATIONS	74,010	69,535	84,540	(179,122)	48,963
Income from discontinued operations	4,112	30,498	4,668	416	39,694
NET INCOME	78,122	100,033	89,208	(178,706)	88,657
Other comprehensive income	9,961	—	168	—	10,129
COMPREHENSIVE INCOME	88,083	100,033	89,376	(178,706)	98,786
Comprehensive income attributable to noncontrolling interests	—	—	(10,703)	—	(10,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$88,083	$100,033	$78,673	$(178,706)	$88,083

Condensed Consolidating Statement of Comprehensive (Loss) Income for the year ended December 31, 2012	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,367	$151,593	$123,461	$(388)	$301,033
Equity in subsidiaries' earnings	121,215	—	—	(121,215)	—
Total costs and expenses	45,422	80,690	75,735	12	201,859
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	102,160	70,903	47,726	(121,615)	99,174
Other income and (expense)	(108,541)	(5,594)	11,635	(866)	(103,366)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(6,381)	65,309	59,361	(122,481)	(4,192)
Income tax benefit of taxable REIT subsidiaries	—	97	2,883	—	2,980
(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,381)	65,406	62,244	(122,481)	(1,212)
Income (loss) from discontinued operations	3,363	(9,001)	13,058	1,017	8,437
NET (LOSS) INCOME	(3,018)	56,405	75,302	(121,464)	7,225
Other comprehensive (loss) income	(6,890)	—	459	—	(6,431)
COMPREHENSIVE (LOSS) INCOME	(9,908)	56,405	75,761	(121,464)	794
Comprehensive income attributable to noncontrolling interests	—	—	(10,702)	—	(10,702)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(9,908)	$56,405	$65,059	$(121,464)	$(9,908)

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2011	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,107	$141,233	$88,903	$—	$256,243
Equity in subsidiaries' earnings	136,057	—	—	(136,057)	—
Total costs and expenses	48,461	80,573	65,271	2,833	197,138
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	113,703	60,660	23,632	(138,890)	59,105
Other income and (expense)	(91,174)	(27,736)	81,320	(4,084)	(41,674)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	22,529	32,924	104,952	(142,974)	17,431
Income tax benefit of taxable REIT subsidiaries	—	2,660	2,427	—	5,087
INCOME FROM CONTINUING OPERATIONS	22,529	35,584	107,379	(142,974)	22,518
Income (loss) from discontinued operations	11,443	45,226	(94,781)	58,812	20,700
NET INCOME	33,972	80,810	12,598	(84,162)	43,218
Other comprehensive income	64	—	351	—	415
COMPREHENSIVE INCOME	34,036	80,810	12,949	(84,162)	43,633
Comprehensive income attributable to noncontrolling interests	—	—	(9,597)	—	(9,597)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$34,036	$80,810	$3,352	$(84,162)	$34,036

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(81,778)	$114,616	$99,904	$132,742
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(37,000)	(72,449)	(109,449)
Additions to income producing properties	(1,636)	(7,197)	(4,828)	(13,661)
Acquisition of land held for development	—	(3,000)	—	(3,000)
Additions to construction in progress	(731)	(39,043)	(14,231)	(54,005)
Deposits for the acquisition of income producing properties	(75)	—	—	(75)
Proceeds from sale of real estate and rental properties	85,602	156,637	44,272	286,511
Increase in cash held in escrow	(10,662)	—	—	(10,662)
Purchase of below market leasehold interest	—	(25,000)	—	(25,000)
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	91,474	91,474
Increase in deferred leasing costs and lease intangibles	(1,283)	(4,766)	(3,217)	(9,266)
Investment in joint ventures	—	—	(30,401)	(30,401)
Repayments of advances to joint ventures	—	—	5	5
Distributions from joint ventures	—	—	12,576	12,576
Advances to subsidiaries, net	189,173	(128,968)	(60,205)	—
Net cash provided by (used in) investing activities	260,388	(88,337)	(49,004)	123,047
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,578)	(26,279)	(18,422)	(48,279)
Net repayments under revolving credit facilities	(81,000)	—	—	(81,000)
Proceeds from issuance of common stock	8,510	—	—	8,510
Stock issuance costs	(96)	—	—	(96)
Dividends paid to stockholders	(104,279)	—	—	(104,279)
Purchase of redeemable noncontrolling interests	—	—	(18,972)	(18,972)
Distributions to noncontrolling interests	—	—	(10,038)	(10,038)
Distributions to redeemable noncontrolling interests	—	—	(3,468)	(3,468)
Net cash used in financing activities	(180,443)	(26,279)	(50,900)	(257,622)
Net decrease in cash and cash equivalents	(1,833)	—	—	(1,833)
Cash and cash equivalents at beginning of the year	27,416	—	—	27,416
Cash and cash equivalents at end of the year	$25,583	$—	$—	$25,583

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(126,275)	$111,533	$167,961	$153,219
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(73,235)	(170,314)	(243,549)
Additions to income producing properties	(4,853)	(12,473)	(2,849)	(20,175)
Acquisition of land held for development	—	(9,505)	—	(9,505)
Additions to construction in progress	(682)	(63,697)	(764)	(65,143)
Proceeds from sale of real estate and rental properties	1,417	15,342	25,235	41,994
Decrease in cash held in escrow	90,846	—	746	91,592
Investment in loans receivable	—	—	(114,258)	(114,258)
Repayment of loans receivable	—	—	19,258	19,258
Increase in deferred leasing costs and lease intangibles	(1,739)	(3,296)	(2,134)	(7,169)
Investment in joint ventures	—	—	(26,392)	(26,392)
Repayments of advances to joint ventures	—	—	517	517
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(208,285)	53,174	155,111	—
Net cash used in investing activities	(123,296)	(93,690)	(115,277)	(332,263)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(6,585)	(17,843)	(41,745)	(66,173)
Net borrowings under revolving credit facilities	34,000	—	—	34,000
Proceeds from senior debt borrowings	296,823	—	—	296,823
Repayment of senior debt borrowings	(287,840)	—	—	(287,840)
Proceeds from issuance of common stock	85,838	—	—	85,838
Borrowings under term loan	250,000	—	—	250,000
Payment of deferred financing costs	(3,251)	—	—	(3,251)
Stock issuance costs	(883)	—	—	(883)
Dividends paid to stockholders	(102,078)	—	—	(102,078)
Distributions to noncontrolling interests	—	—	(9,995)	(9,995)
Distributions to redeemable noncontrolling interests	—	—	(944)	(944)
Net cash provided by (used in) financing activities	266,024	(17,843)	(52,684)	195,497
Net increase in cash and cash equivalents	16,453	—	—	16,453
Cash and cash equivalents at beginning of the year	10,963	—	—	10,963
Cash and cash equivalents at end of the year	$27,416	$—	$—	$27,416

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In Thousands)
Net cash provided (used in) by operating activities	$96,544	$30,408	$(24,326)	$102,626
INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	(55,500)	(168,580)	(279,080)
Additions to income producing properties	(2,296)	(11,557)	(2,543)	(16,396)
Additions to construction in progress	(2,339)	(40,392)	(366)	(43,097)
Proceeds from sale of real estate and rental properties	3,206	11,705	384,485	399,396
Increase in cash held in escrow	(91,591)	—	—	(91,591)
Investment in loans receivable	—	—	(45,100)	(45,100)
Increase in deferred leasing costs and lease intangibles	(1,416)	(4,126)	(1,612)	(7,154)
Investment in joint ventures	—	—	(15,024)	(15,024)
Repayments of advances to joint ventures	—	—	34,887	34,887
Distributions from joint ventures	—	—	18,786	18,786
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(122,297)	163,051	(40,754)	—
Net cash used in (provided by) investing activities	(271,733)	63,181	163,937	(44,615)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,808)	(93,589)	(151,467)	(246,864)
Net borrowings under revolving credit facilities	138,000			138,000
Proceeds from issuance of common stock	116,542	—	—	116,542
Payment of deferred financing costs	(4,888)	—	(151)	(5,039)
Stock issuance costs	(1,185)	—	—	(1,185)
Dividends paid to stockholders	(98,842)	—	—	(98,842)
Distributions to noncontrolling interests	—	—	(11,405)	(11,405)
Net cash provided by (used in) financing activities	147,819	(93,589)	(163,023)	(108,793)
Net decrease in cash and cash equivalents	(27,370)	—	(23,412)	(50,782)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the year	38,333	—	—	38,333
Cash and cash equivalents at end of the year	$10,963	$—	$—	$10,963
27.    Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2013	(In thousands, except per share data)
Total revenue	$81,429	$81,736	$82,723	$86,623
Income from continuing operations	$13,929	$10,145	$14,611	$10,278
Net income	$27,291	$36,177	$13,051	$12,138
Net income available to common shareholders	$24,593	$33,638	$10,571	$9,152
Basic per share data
Income from continuing operations	$0.09	$0.06	$0.10	$0.06
Net income	$0.21	$0.28	$0.09	$0.08
Diluted per share data
Income from continuing operations	$0.09	$0.06	$0.10	$0.06
Net income	$0.21	$0.28	$0.09	$0.08
_______________________________________________

(1)
Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)(2)
2012	(In thousands, except per share data)
Total revenue	$72,976	$73,948	$75,156	$78,953
Income (loss) from continuing operations	$6,447	$7,190	$9,708	$(24,557)
Net income (loss)	$21,695	$5,021	$10,801	$(30,292)
Net income (loss) available to common stockholders	$18,982	$2,268	$8,065	$(32,792)
Basic per share data
Income (loss) from continuing operations	$0.03	$0.04	$0.06	$(0.23)
Net income (loss)	$0.17	$0.02	$0.07	$(0.28)
Diluted per share data
Income (loss) from continuing operations	$0.03	$0.04	$0.06	$(0.23)
Net income (loss)	$0.17	$0.02	$0.07	$(0.28)
_______________________________________________

(1)
Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

(2)
During the fourth quarter of 2012, we recognized a loss on early extinguishment of debt of $30.2 million (including $731,000 in discontinued operations), primarily comprised of a make-whole premium and deferred fees and costs of $29.6 million associated with the redemption of all of our $250 million 6.25% unsecured senior notes, which were scheduled to mature on December 15, 2014. Additionally, during the fourth quarter of 2012, we recognized impairment losses of $8.9 million in continuing operations and $10.7 million in discontinued operations. See Note 7 for further discussion of impairments.

28.    Related Parties
Refer to Note 18 for a discussion of the private placements during 2012 and 2011 to MGN (USA), Inc., an affiliate of our largest stockholder, Gazit.
We received rental income from affiliates of Gazit of approximately $246,000, $339,000 and $271,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
General and administrative expenses incurred by us on behalf of Gazit, which are reimbursed, totaled approximately $1.2 million, $758,000 and $567,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $283,000 and $476,000 as of December 31, 2013 and 2012, respectively.
We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $111,000, $243,000 and $137,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
29.    Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2013 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements.
In January 2014, we acquired Rockwood Capital and Vestar Development Company's interests in Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional equity investment of $6.2 million. In addition, in January 2014, the property held by Vernola Marketplace JV, LLC, in which we effectively own a 48% interest, was sold for $49.0 million, and the buyer assumed the existing mortgage of $22.9 million. The joint venture anticipates recognizing a gain of approximately $14.5 million on the sale. See Note 9 for additional information.
In January 2014, we acquired the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million. See Note 11 for additional information.
Subsequent to year end, we closed on the sale of two properties located in the Southeast and North Florida regions for an aggregate purchase price of $10.7 million. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2013 and 2012.
Subsequent to year end, the due diligence period expired under a contract to sell Brawley Commons to a third party for $5.5 million, and the property met the criteria to be classified as held for sale. As of December 31, 2013, the property had a net book value of $5.4 million. In February 2014, we closed on the sale of the property pursuant to the contract. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013, and the lender agreed to accept the proceeds from the sale as full repayment of the loan.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
	(In thousands)
Year Ended December 31, 2013:
Allowance for doubtful accounts	$3,182	$3,736	$—	$(2,099)	$4,819
Allowance for deferred tax asset	213	—	—	(51)	162
Year Ended December 31, 2012:
Allowance for doubtful accounts	5,265	979	—	(3,062)	3,182
Allowance for deferred tax asset	205	8	—	—	213
Year Ended December 31, 2011:
Allowance for doubtful accounts	3,672	2,947	—	(1,354)	5,265
Allowance for deferred tax asset	195	10	—	—	205

Note: Amounts above include those amounts recorded in discontinued operations.

SCHEDULE III
Equity One, Inc.
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(In thousands)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
90-30 Metropolitan Avenue	NY	$—	$5,105	$21,378	$771	$5,105	$22,149	$27,254	$(1,290)	2007	9/1/2011
161 W. 16th Street	NY	—	21,699	40,518	439	21,699	40,957	62,656	(2,091)	1930	5/16/2011
200 Potrero	CA	—	4,778	1,469	347	4,778	1,816	6,594	(98)	1928	12/27/2012
1175 Third Avenue	NY	6,765	28,282	22,115	(378)	28,070	21,949	50,019	(1,497)	1995	9/22/2010
1225-1239 Second Avenue	NY	16,457	14,253	11,288	53	14,274	11,320	25,594	(307)	1963	10/5/2012
2400 PGA	FL	—	1,418	—	7	1,418	7	1,425	(1)	n/a	3/20/2006
4101 South I-85 Industrial	NC	—	1,619	950	274	1,619	1,224	2,843	(357)	1956	2/12/2003
5335 CITGO	MD	—	6,203	103	—	6,203	103	6,306	(8)	1958	9/5/2013
5471 CITGO	MD	—	4,107	78	—	4,107	78	4,185	(6)	1959	9/5/2013
Alafaya Commons	FL	—	6,858	10,720	1,594	6,858	12,314	19,172	(3,252)	1987	2/12/2003
Alafaya Village	FL	—	1,444	4,967	685	1,444	5,652	7,096	(1,493)	1986	4/20/2006
Ambassador Row	LA	—	3,880	10,570	2,317	3,880	12,887	16,767	(3,394)	1980	2/12/2003
Ambassador Row Courtyard	LA	—	3,110	9,208	2,143	3,110	11,351	14,461	(3,349)	1986	2/12/2003
Antioch Land	CA	—	7,060	—	(3,060)	4,000	—	4,000	—	n/a	1/4/2011
Atlantic Village	FL	—	1,190	4,760	5,308	1,190	10,068	11,258	(2,952)	1984	6/30/1995
Aventura Square (2)	FL	24,326	46,811	17,851	2,041	45,855	20,848	66,703	(1,551)	1991	10/5/2011
Banco Popular Building	FL	—	3,363	1,566	570	3,363	2,136	5,499	(582)	1971	9/27/2005
Beauclerc Village	FL	—	651	2,242	1,590	651	3,832	4,483	(2,188)	1962	5/15/1998
Bird Ludlum	FL	—	4,088	16,318	2,192	4,088	18,510	22,598	(8,710)	1988	8/11/1994
Bluebonnet Village	LA	—	2,290	4,168	2,170	2,290	6,338	8,628	(1,769)	1983	2/12/2003
Bluffs Square Shoppes	FL	—	3,232	9,917	613	3,232	10,530	13,762	(4,309)	1986	8/15/2000
Boca Village	FL	—	3,385	10,174	3,398	3,385	13,572	16,957	(1,835)	1978	8/15/2000
Bowlmor Lanes	MD	—	12,128	863	—	12,128	863	12,991	(58)	1960	5/7/2013
Boynton Plaza	FL	—	2,943	9,100	1,066	2,943	10,166	13,109	(3,815)	1978	8/15/2000
Brawley Commons	NC	6,485	4,206	11,556	(8,676)	1,667	5,419	7,086	(1,424)	1997	12/31/2008
BridgeMill	GA	7,200	8,593	6,310	698	8,593	7,008	15,601	(2,159)	2000	11/13/2003
Broadway Plaza	NY	—	7,500	—	18,637	7,500	18,637	26,137	—	n/a	6/8/2012
Broadway Outparcels	NY	—	2,000	—	752	2,000	752	2,752	—	n/a	10/1/2012
Brookside Plaza	CT	—	2,291	26,260	7,687	2,291	33,947	36,238	(7,677)	1985	1/12/2006
Buckhead Station	GA	—	27,138	45,277	1,905	27,138	47,182	74,320	(9,005)	1996	3/9/2007
Cashmere Corners	FL	—	1,947	5,707	(78)	1,947	5,629	7,576	(1,807)	2001	8/15/2000
Centre Pointe Plaza	NC	—	2,081	4,411	1,282	2,081	5,693	7,774	(1,682)	1989	2/12/2003
Chapel Trail Plaza	FL	—	3,641	5,777	3,010	3,641	8,787	12,428	(2,444)	2007	5/10/2006
Charlotte Square	FL	—	4,155	4,414	105	4,155	4,519	8,674	(1,315)	1980	2/12/2003
Chastain Square	GA	—	10,689	5,937	850	10,689	6,787	17,476	(1,877)	1981	2/12/2003
Circle Center West	CA	—	10,800	10,340	836	10,800	11,176	21,976	(1,225)	1989	3/15/2011
Clocktower Plaza Shopping Center	NY	—	25,184	19,462	31	25,184	19,493	44,677	(894)	1985	9/28/2012
Compo Acres Shopping Center	CT	—	18,305	12,195	210	18,305	12,405	30,710	(774)	1960	3/1/2012
Copps Hill Plaza	CT	17,423	14,146	24,626	52	14,146	24,678	38,824	(3,576)	2002	3/31/2010
Coral Reef Shopping Center	FL	—	16,464	4,376	1,642	17,515	4,967	22,482	(1,041)	1968	9/1/2006
Country Club Plaza	LA	—	1,294	2,060	107	1,294	2,167	3,461	(567)	1982	2/12/2003
Countryside Shops	FL	—	11,343	13,853	3,370	11,343	17,223	28,566	(4,597)	1986	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Crossroads Square	FL	$—	$3,592	$4,401	$6,809	$3,520	$11,282	$14,802	$(2,988)	1973	8/15/2000
Culver Center	CA	64,000	74,868	59,958	4,449	75,214	64,061	139,275	(3,691)	2000	11/16/2011
Danbury Green	CT	24,700	17,547	21,560	8,402	18,143	29,366	47,509	(3,031)	2006	10/27/2011
Daniel Village	GA	—	3,439	8,352	183	3,439	8,535	11,974	(2,350)	1956	2/12/2003
Darinor Plaza	CT	18,322	—	16,991	20	—	17,011	17,011	(1,267)	1978	8/28/2012
El Novillo	FL	—	250	1,000	158	250	1,158	1,408	(453)	1970	4/30/1998
Elmwood Oaks	LA	—	4,088	8,221	928	4,088	9,149	13,237	(2,736)	1989	2/12/2003
Forest Village	FL	—	3,397	3,206	2,347	3,397	5,553	8,950	(1,851)	2000	1/28/1999
Ft. Caroline	FL	—	701	2,800	730	700	3,531	4,231	(1,697)	1985	1/24/1994
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(833)	1991	3/19/2010
Glengary Shoppes	FL	15,808	7,488	13,969	405	7,488	14,374	21,862	(2,119)	1995	12/31/2008
Greenwood	FL	—	4,117	10,295	3,624	4,117	13,919	18,036	(3,657)	1982	2/12/2003
Hairston Center	GA	—	1,644	642	109	1,644	751	2,395	(143)	2000	8/25/2005
Hammocks Town Center	FL	—	16,856	11,392	641	16,856	12,033	28,889	(1,701)	1987	12/31/2008
Hampton Oaks	GA	—	835	—	1,633	1,172	1,296	2,468	(312)	2009	11/30/2006
Homestead Gas Station	FL	—	1,170	—	103	1,220	53	1,273	(8)	N/A	11/8/2004
Kirkman Shoppes	FL	—	6,222	9,714	975	6,222	10,689	16,911	(4,071)	1973	8/15/2000
Lago Mar	FL	—	4,216	6,609	1,320	4,216	7,929	12,145	(2,177)	1995	2/12/2003
Lake Mary	FL	—	7,092	13,878	10,797	7,092	24,675	31,767	(9,552)	1988	11/9/1995
Lantana Village	FL	—	1,350	7,978	944	1,350	8,922	10,272	(3,347)	1976	1/6/1998
Laurel Walk House	NC	—	105	111	—	105	111	216	(23)	1985	10/31/2005
Magnolia Shoppes	FL	13,558	7,176	10,886	532	7,176	11,418	18,594	(1,691)	1998	12/31/2008
Mandarin Landing	FL	—	4,443	4,747	11,306	4,443	16,053	20,496	(4,845)	1976	12/10/1999
Manor Care	MD	—	6,397	6,747	—	6,397	6,747	13,144	(78)	1976	9/5/2013
Mariners Crossing	FL	—	1,262	4,447	2,852	1,511	7,050	8,561	(2,102)	1989	9/12/2000
Market Place	GA	—	1,667	4,078	122	1,577	4,290	5,867	(1,216)	1976	2/12/2003
Marketplace Shopping Center	CA	15,934	8,727	22,188	2,493	8,737	24,671	33,408	(2,062)	1990	1/4/2011
McAlpin Square	GA	—	3,536	6,963	294	3,536	7,257	10,793	(1,966)	1979	2/12/2003
NSB Regional	FL	—	3,217	8,896	364	3,217	9,260	12,477	(2,539)	1987	2/12/2003
Oak Hill (3)	FL	—	690	2,760	127	3,577	—	3,577	—	1985	12/7/1995
Oakbrook Square (2)	FL	—	7,706	16,079	4,171	7,706	20,250	27,956	(6,391)	1974	8/15/2000
Oaktree Plaza	FL	—	1,589	2,275	259	1,589	2,534	4,123	(485)	1985	10/16/2006
Old Kings Commons	FL	—	1,420	5,005	966	1,420	5,971	7,391	(1,528)	1988	2/12/2003
Pablo Plaza	FL	—	5,327	12,676	385	5,424	12,964	18,388	(2,238)	1973	8/31/2010
Park Promenade	FL	—	2,670	6,444	121	2,670	6,565	9,235	(2,453)	1987	1/31/1999
Pavilion	FL	—	10,827	11,299	6,877	10,827	18,176	29,003	(4,554)	1982	2/4/2004
Piedmont Peachtree Crossing	GA	—	34,338	17,992	764	34,338	18,756	53,094	(4,081)	1978	3/6/2006
Pine Island	FL	—	8,557	12,860	2,509	8,557	15,369	23,926	(5,341)	1983	8/26/1999
Pine Ridge Square	FL	—	6,528	9,850	6,759	6,649	16,488	23,137	(3,556)	1986	2/12/2003
Plaza Acadienne	LA	—	2,108	168	(1,005)	2,108	(837)	1,271	(96)	1980	2/12/2003
Plaza Escuela	CA	—	10,041	63,038	1,663	10,041	64,701	74,742	(4,017)	2002	1/4/2011
Pleasanton Plaza	CA	19,968	19,390	20,197	17	19,390	20,214	39,604	(147)	1981	10/25/2013
Point Royale	FL	—	3,720	5,005	5,145	4,784	9,086	13,870	(3,184)	1970	7/27/1995
Post Road Plaza	CT	—	9,807	2,707	12	9,807	2,719	12,526	(255)	1978	3/1/2012
Potrero Center	CA	—	48,594	74,701	676	48,594	75,377	123,971	(3,984)	1968	3/1/2012
Prosperity Centre	FL	—	4,597	13,838	966	4,597	14,804	19,401	(5,203)	1993	8/15/2000
Quincy Star Market	MA	—	6,121	18,445	—	6,121	18,445	24,566	(4,587)	1965	10/7/2004

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ralph’s Circle Center	CA	$—	$9,833	$5,856	$940	$9,833	$6,796	$16,629	$(780)	1983	7/14/2011
Ridge Plaza	FL	—	3,905	7,450	1,584	3,905	9,034	12,939	(3,414)	1984	8/15/2000
River Green (land)	GA	—	2,587	—	(1,087)	1,500	—	1,500	—	n/a	9/27/2005
Riverside Square	FL	—	6,423	8,260	1,049	5,623	10,109	15,732	(2,568)	1987	2/12/2003
Riverview Shopping Center	NC	—	2,202	4,745	2,170	2,202	6,915	9,117	(1,797)	1973	2/12/2003
Ryanwood Square	FL	—	2,281	6,880	1,016	2,613	7,564	10,177	(2,291)	1987	8/15/2000
Salerno Village Square	FL	—	2,291	1,511	5,214	2,291	6,725	9,016	(1,643)	1987	5/6/2002
Sawgrass Promenade	FL	—	3,280	9,351	2,281	3,280	11,632	14,912	(4,661)	1982	8/15/2000
Serramonte Shopping Center	CA	—	81,049	119,765	27,802	80,999	147,617	228,616	(15,092)	1968	1/4/2011
Shaw’s @ Medford	MA	—	7,750	11,390	—	7,750	11,390	19,140	(2,820)	1995	10/7/2004
Shaw’s @ Plymouth	MA	—	4,917	12,198	—	4,917	12,198	17,115	(3,017)	1993	10/7/2004
Sheridan Plaza	FL	60,500	38,888	36,241	6,523	38,888	42,764	81,652	(11,972)	1973	7/14/2003
Sherwood South	LA	—	746	2,412	1,087	746	3,499	4,245	(1,206)	1972	2/12/2003
Shoppes at Andros Isle	FL	—	6,009	7,832	73	6,009	7,905	13,914	(1,471)	2000	12/8/2006
Shoppes at Silverlakes	FL	—	10,306	10,131	2,679	10,306	12,810	23,116	(3,393)	1995	2/12/2003
Shoppes of Jonathan’s Landing	FL	—	1,146	3,442	425	1,146	3,867	5,013	(1,325)	1997	8/15/2000
Shoppes of North Port	FL	—	1,452	5,807	1,241	1,452	7,048	8,500	(2,081)	1991	12/5/2000
Shops at Skylake	FL	—	15,226	7,206	25,138	15,226	32,344	47,570	(9,187)	1999	8/19/1997
Siegen Village	LA	—	4,329	9,691	(617)	4,329	9,074	13,403	(2,574)	1988	2/12/2003
Smyth Valley Crossing	VA	—	2,537	3,890	690	2,537	4,580	7,117	(1,159)	1989	2/12/2003
South Beach	FL	—	9,545	19,228	5,302	9,545	24,530	34,075	(7,163)	1990	2/12/2003
South Point	FL	6,666	7,142	7,098	76	7,142	7,174	14,316	(1,332)	2003	12/8/2006
Southbury Green	CT	21,000	18,483	31,857	5,335	18,744	36,931	55,675	(2,893)	1997	10/27/2011
St. Lucie Land	FL	—	7,728	—	(2,128)	5,600	—	5,600	—	n/a	11/27/2006
Stanley Market Place (3)	NC	—	396	669	2,654	3,719	—	3,719	—	2007	2/12/2003
Star’s at Cambridge	MA	—	11,358	13,854	—	11,358	13,854	25,212	(3,433)	1953	10/7/2004
Summerlin Square (3)	FL	—	2,187	7,989	(2,993)	1,670	5,513	7,183	(276)	1986	6/10/1998
Sun Point	FL	—	4,025	4,228	2,057	4,025	6,285	10,310	(2,554)	1984	5/5/2006
Sunlake-Equity One LLC	FL	—	9,861	—	25,984	18,208	17,637	35,845	(2,585)	2010	2/1/2005
Tamarac Town Square	FL	—	4,742	5,610	1,371	4,643	7,080	11,723	(1,868)	1987	2/12/2003
Tarpon Heights	LA	—	1,133	631	223	1,133	854	1,987	(310)	1982	2/12/2003
TD Bank Skylake	FL	—	2,041	—	453	2,064	430	2,494	(27)	n/a	12/17/2009
The Boulevard	LA	—	1,360	1,675	648	1,360	2,323	3,683	(838)	1976	2/12/2003
The Crossing	LA	—	1,591	3,650	769	1,591	4,419	6,010	(1,201)	1988	2/12/2003
The Gallery at Westbury Plaza	NY	—	27,481	3,537	82,541	39,716	73,843	113,559	(3,721)	2012	11/16/2009
The Plaza at St. Lucie West	FL	—	790	3,082	964	790	4,046	4,836	(833)	2006	8/15/2000
The Village Center	CT	15,618	18,284	36,021	—	18,284	36,021	54,305	(267)	1973	10/23/2013
Thomasville Commons	NC	—	1,212	4,567	1,844	1,212	6,411	7,623	(1,748)	1991	2/12/2003
Town & Country	FL	—	2,503	4,397	457	2,354	5,003	7,357	(1,511)	1993	2/12/2003
Treasure Coast Plaza (2)	FL	—	1,359	9,728	1,922	1,359	11,650	13,009	(2,820)	1983	2/12/2003
Unigold	FL	—	4,304	6,413	2,044	4,304	8,457	12,761	(2,278)	1987	2/12/2003
Union City Commons (land)	GA	—	8,084	—	(5,684)	2,400	—	2,400	—	n/a	6/22/2006
Von's Circle West	CA	10,342	18,219	18,909	2,777	18,274	21,631	39,905	(2,123)	1972	3/16/2011
Walden Woods	FL	—	950	3,780	1,155	881	5,004	5,885	(2,781)	1985	1/1/1999
Waterstone	FL	—	1,422	7,508	655	1,422	8,163	9,585	(1,653)	2005	4/10/1992

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Webster Plaza	MA	$6,819	$5,033	$14,465	$1,654	$5,033	$16,119	$21,152		$(3,141)	1963	10/12/2006
Webster Plaza Solar Project	MA	—	—	—	732	—	732	732		(61)	n/a	n/a
Wesley Chapel Crossing	GA	—	6,389	4,311	4,926	6,389	9,237	15,626		(3,420)	1989	2/12/2003
West Bird Plaza	FL	—	5,280	12,539	409	5,280	12,948	18,228		(1,693)	1977	8/31/2010
West Lakes Plaza	FL	—	2,141	5,789	663	2,141	6,452	8,593		(2,802)	1984	11/6/1996
West Roxbury Shaw's Plaza	MA	—	9,207	13,588	1,945	9,207	15,533	24,740		(3,858)	1973	10/7/2004
Westbury Plaza	NY	—	37,853	58,273	10,550	40,843	65,833	106,676		(8,109)	1993	10/29/2009
Westport Outparcels	FL	—	1,347	1,010	(4)	1,347	1,006	2,353		(185)	1990	9/14/2006
Westport Plaza	FL	3,720	4,180	3,446	183	4,180	3,629	7,809		(950)	2002	12/17/2004
Westwood Towers	MD	—	14,112	17,088	10	14,112	17,098	31,210		(519)	1968	6/5/2013
Whole Foods at Swampscott	MA	—	5,139	6,539	—	5,139	6,539	11,678		(1,613)	1967	10/7/2004
Williamsburg at Dunwoody	GA	—	4,347	3,615	1,388	4,347	5,003	9,350		(1,206)	1983	2/12/2003
Willows Shopping Center	CA	54,544	20,999	38,007	6,808	21,037	44,777	65,814		(4,513)	1977	1/4/2011
Young Circle	FL	—	13,409	8,895	418	13,409	9,313	22,722		(2,086)	1962	5/19/2005
Corporate	FL	—	—	242	(1,106)	—	(864)	(864)		238	various	various
		$430,155	$1,246,200	$1,640,077	$384,722	$1,263,120	$2,007,879	$3,270,999	(4)	$(354,166)

(1) Includes asset impairments recognized.
(2) Aventura Square encumbrance is cross collateralized with Oakbrook Square and Treasure Coast Plaza.
(3) Classified as held-for-sale.
(4) Represents aggregate cost for federal income tax purposes.

SCHEDULE III
Equity One, Inc.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Buildings and land improvements	2-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and equipment	3-10 years

	2013	2012	2011
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$3,314,540	$3,068,886	$2,668,133
Additions during period:
Improvements	58,603	24,022	559,536
Acquisitions	164,719	273,185	944,598
Deductions during period:
Cost of real estate sold/written off	(266,863)	(51,553)	(1,103,381)
Balance at end of year	$3,270,999	$3,314,540	$3,068,886
Reconciliation of accumulated depreciation:
Balance at beginning of year	$(297,736)	$(244,044)	$(200,688)
Depreciation expense	(70,354)	(66,758)	(67,876)
Cost of real estate sold/written off	13,924	13,066	24,520
Balance at end of year	$(354,166)	$(297,736)	$(244,044)

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

Type of Loan	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
							(In thousands)
Mezzanine Loan	Retail/Housing	Maryland	5.00%	1/15/2014	Interest only	$95,000	$12,000	$6,267
Mortgage Loan	Retail/Housing	Maryland	5.00%	1/15/2014	Interest only	—	95,000	54,444
Totals						$95,000	$107,000	$60,711

	2013		2012	2011
	(In thousands)
Reconciliation of loans on real estate:
Balance at beginning of year	$140,708		$45,279	$—
Additions during year:
New loans, including capitalized costs	24,820	(1)	114,518	45,114
Accrued interest	228	(1)	2,277	196
	25,048		116,795	45,310
Deductions during year:
Collection of principal	(104,264)	(1)	(19,258)	—
Collection of interest	(516)	(1)	(2,000)	(28)
Amortization of capitalized costs	(265)		(108)	(3)
	(105,045)		(21,366)	(31)
Balance at end of year	$60,711		$140,708	$45,279
______________________________________________
(1) Includes amounts related to loans provided in connection with dispositions. See Note 11 for additional information.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase