Form 10-Q
period 2014-03-31
EQUITY ONE, INC.
filed 2014-05-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 6, 2014, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 119,468,255.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2014 and December 31, 2013 (Unaudited) (In thousands, except share par value amounts)

	March 31, 2014	December 31, 2013
ASSETS
Properties:
Income producing	$3,260,321	$3,153,131
Less: accumulated depreciation	(363,420)	(354,166)
Income producing properties, net	2,896,901	2,798,965
Construction in progress and land held for development	90,807	104,464
Properties held for sale	13,400	13,404
Properties, net	3,001,108	2,916,833
Cash and cash equivalents	29,265	25,583
Cash held in escrow and restricted cash	9,797	10,912
Accounts and other receivables, net	12,933	12,872
Investments in and advances to unconsolidated joint ventures	82,658	91,772
Loans receivable, net	—	60,711
Goodwill	6,377	6,377
Other assets	238,213	229,599
TOTAL ASSETS	$3,380,351	$3,354,659

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$417,068	$430,155
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	125,000	91,000
	1,523,204	1,502,291
Unamortized premium on notes payable, net	5,216	6,118
Total notes payable	1,528,420	1,508,409
Other liabilities:
Accounts payable and accrued expenses	45,277	44,227
Tenant security deposits	9,006	8,928
Deferred tax liability	12,278	11,764
Other liabilities	180,761	177,383
Liabilities associated with properties held for sale	—	33
Total liabilities	1,775,742	1,750,744
Redeemable noncontrolling interests	989	989
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,697 and 117,647 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,177	1,176
Additional paid-in capital	1,695,698	1,693,873
Distributions in excess of earnings	(302,241)	(302,410)
Accumulated other comprehensive income	1,673	2,544
Total stockholders’ equity of Equity One, Inc.	1,396,307	1,395,183
Noncontrolling interests	207,313	207,743
Total equity	1,603,620	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,380,351	$3,354,659

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three months ended March 31, 2014 and 2013 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2014		2013
REVENUE:
Minimum rent	$70,127		$60,387
Expense recoveries	19,760		18,591
Percentage rent	2,181		2,037
Management and leasing services	629		414
Total revenue	92,697		81,429
COSTS AND EXPENSES:
Property operating	21,662		21,656
Depreciation and amortization	26,267		21,733
General and administrative	10,914		8,894
Total costs and expenses	58,843		52,283
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	33,854		29,146
OTHER INCOME AND EXPENSE:
Investment income	171		2,202
Equity in income of unconsolidated joint ventures	8,261		435
Other income	2,841		2
Interest expense	(16,900)		(17,236)
Amortization of deferred financing fees	(599)		(606)
Gain on extinguishment of debt	1,074		—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	28,702		13,943
Income tax provision of taxable REIT subsidiaries	(533)		(14)
INCOME FROM CONTINUING OPERATIONS	28,169		13,929
DISCONTINUED OPERATIONS:
Operations of income producing properties	(232)		2,247
Gain on disposal of income producing properties	3,296		11,196
Income tax provision of taxable REIT subsidiaries	—		(81)
INCOME FROM DISCONTINUED OPERATIONS	3,064		13,362
Loss on sale of operating properties	(258)		—
NET INCOME	30,975		27,291
Net income attributable to noncontrolling interests - continuing operations	(4,701)		(2,693)
Net loss (income) attributable to noncontrolling interests - discontinued operations	2		(5)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$26,276		$24,593

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.20		$0.09
Discontinued operations	0.03		0.11
	$0.22	*	$0.21	*
Number of Shares Used in Computing Basic Earnings per Share	117,675		117,032
EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.20		$0.09
Discontinued operations	0.03		0.11
	$0.22	*	$0.21	*
Number of Shares Used in Computing Diluted Earnings per Share	117,936		117,398
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22		$0.22
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$30,975	$27,291
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	16	16
Net unrealized (loss) gain on interest rate swaps (1)	(1,729)	550
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	842	919
Other comprehensive (loss) income	(871)	1,485
COMPREHENSIVE INCOME	30,104	28,776
Comprehensive income attributable to noncontrolling interests	(4,699)	(2,698)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,405	$26,078
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $161 and $43 for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the three months ended March 31, 2014
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	117,647	$1,176	$1,693,873	$(302,410)	$2,544	$1,395,183	$207,743	$1,602,926
Issuance of common stock	59	1	169	—	—	170	—	170
Repurchase of common stock	(9)	—	(205)	—	—	(205)	—	(205)
Share-based compensation expense	—	—	1,843	—	—	1,843	—	1,843
Net income	—	—	—	26,276	—	26,276	4,699	30,975
Dividends declared on common stock	—	—	—	(26,107)	—	(26,107)	—	(26,107)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,421)	(4,421)
Purchase of noncontrolling interest	—	—	18	—	—	18	(708)	(690)
Other comprehensive loss	—	—	—	—	(871)	(871)	—	(871)
BALANCE AT MARCH 31, 2014	117,697	$1,177	$1,695,698	$(302,241)	$1,673	$1,396,307	$207,313	$1,603,620

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2014 and 2013 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$30,975	$27,291
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(661)	(721)
Accretion of below market lease intangibles, net	(8,207)	(3,066)
Amortization of below market ground lease intangibles	148	148
Equity in income of unconsolidated joint ventures	(8,261)	(435)
Gain on change in control of interests	(2,807)	—
Income tax provision of taxable REIT subsidiaries	533	95
(Decrease) increase in allowance for losses on accounts receivable	(914)	507
Amortization of premium on notes payable, net	(620)	(594)
Amortization of deferred financing fees	599	606
Depreciation and amortization	26,776	23,838
Share-based compensation expense	1,767	1,600
Amortization of derivatives	16	16
Gain on sale of real estate	(3,038)	(11,196)
(Gain) loss on extinguishment of debt	(1,074)	682
Operating distributions from joint ventures	—	1,011
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	923	2,239
Other assets	(8,487)	(11,087)
Accounts payable and accrued expenses	(357)	287
Tenant security deposits	77	(21)
Other liabilities	822	(5,069)
Net cash provided by operating activities	28,210	26,131

INVESTING ACTIVITIES:
Acquisition of income producing properties	(85,901)	—
Additions to income producing properties	(4,767)	(3,307)
Additions to construction in progress	(13,220)	(10,110)
Deposits for the acquisition of income producing properties	(250)	—
Proceeds from sale of real estate and rental properties	25,108	97,064
Decrease in cash held in escrow	1,115	—
Increase in deferred leasing costs and lease intangibles	(1,412)	(2,398)
Investment in joint ventures	(289)	(120)
(Advances to) repayments of advances to joint ventures	(82)	87
Distributions from joint ventures	14,792	—
Investment in loans receivable	—	(12,000)
Repayment of loans receivable	60,526	—
Net cash (used in) provided by investing activities	(4,380)	69,216

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2014 and 2013 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(22,895)	$(5,577)
Net borrowings (repayments) under revolving credit facilities	34,000	(67,500)
Proceeds from issuance of common stock	170	3,994
Repurchase of common stock	(205)	(157)
Payment of deferred financing costs	—	(6)
Stock issuance costs	—	(34)
Dividends paid to stockholders	(26,107)	(26,024)
Purchase of noncontrolling interest	(690)	—
Distributions to redeemable noncontrolling interests	—	(236)
Distributions to noncontrolling interests	(4,421)	(2,524)
Net cash used in financing activities	(20,148)	(98,064)

Net increase (decrease) in cash and cash equivalents	3,682	(2,717)
Cash and cash equivalents at beginning of the period	25,583	27,416
Cash and cash equivalents at end of the period	$29,265	$24,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $701 and $831 in 2014 and 2013, respectively)	$18,646	$18,793

We acquired upon acquisition of certain income producing properties:
Income producing properties	$102,583	$—
Intangible and other assets	7,609	—
Intangible and other liabilities	(12,868)	—
Assumption of mortgage notes payable	(11,423)	—
Cash paid for income producing properties	$85,901	$—

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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
As of March 31, 2014, our consolidated shopping center portfolio comprised 138 properties, including 116 retail properties and six non-retail properties totaling approximately 14.9 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and five land parcels. As of March 31, 2014, our consolidated shopping center occupancy was 93.9% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements included in our 2013 Annual Report on Form 10-K but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2014.
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of March 31, 2014, our largest tenant is comprised of a related group of grocers, which includes Albertsons, Shaw's, and Star Market and accounted for approximately 511,000 square feet, or approximately 3.2%, of our GLA and approximately $9.4 million, or 3.6%, of our annual minimum rent. As of March 31, 2014, we had outstanding receivables from Albertsons, Shaw's, and Star Market of approximately $56,000.
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, after December 15, 2013. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
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
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. We have elected to early adopt the provisions of ASU No. 2014-08 beginning January 1, 2014. The adoption and implementation of this ASU resulted in the operations of certain current period dispositions being classified within continuing operations in our condensed consolidated statements of income. The adoption did not have an impact on our financial position or cash flows. The disclosures required by this ASU have been incorporated in the notes included herein.
3.    Acquisitions
The following table provides a summary of acquisition activity during the three months ended March 31, 2014:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(in thousands)
January 31, 2014	Williamsburg at Dunwoody - Outparcel (2)	Dunwoody	GA	0.14	(1)	$350	$—
January 23, 2014	Talega Village Center (2) (3)	San Clemente	CA	102,282		23,000	11,353
January 16, 2014	Westwood Shopping Center (2)	Bethesda	MD	101,584		65,000	—
January 16, 2014	Westwood Center II (2)	Bethesda	MD	53,293		15,000	—
Total						$103,350	$11,353
______________________________________________
(1) In acres.
(2) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(3) Property was acquired through the acquisition of our joint venture partners' interests in the property. See Note 5 for further discussion.

The aggregate purchase price of the above property acquisitions have been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$82,178	N/A
Land improvements	2,218	9.4
Buildings	22,571	37.9
Tenant improvements	1,165	5.4
Above-market leases	1,283	5.3
In-place lease interests	5,439	10.5
Lease origination costs	95	6.9
Leasing commissions	793	21.4
Below-market leases	(12,322)	19.2
Above-market debt assumed	(70)	7.8
	$103,350
During the three months ended March 31, 2014, we did not recognize any material measurement period adjustments related to prior year acquisitions.
In conjunction with the acquisitions of Westwood Shopping Center and Westwood Center II, we entered into reverse Section 1031 like-kind exchange agreements with a third party intermediary, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of the entities which own these properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of their acquisition date.
During the three months ended March 31, 2014 and 2013, we expensed approximately $1.4 million and $101,000, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the condensed consolidated statements of income.
4.    Dispositions
The following table provides a summary of disposition activity during the three months ended March 31, 2014:

Date Sold	Property Name	Region	City	State	Square Feet	Gross Sales Price
Income producing property sold						(In thousands)
March 27, 2014	Daniel Village	Southeast	Augusta	GA	172,438	$10,125
February 27, 2014	Brawley Commons	Southeast	Charlotte	NC	119,189	5,450	(1)
January 15, 2014	Stanley Marketplace	Southeast	Stanley	NC	53,228	3,875
January 10, 2014	Oak Hill	North Florida	Jacksonville	FL	78,492	6,850
Total						$26,300
______________________________________________
(1) The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013. In conjunction with the sale of the property, the lender accepted the proceeds from the sale as full repayment of the loan.

As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and are currently evaluating opportunities to sell certain additional non-core properties located primarily in the southeastern United States and north and central Florida. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
Upon the adoption of ASU No. 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold during the current period that were not previously classified as held for sale and/or reported as discontinued operations are reported in continuing operations as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU No. 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations.
During the three months ended March 31, 2014, the results of operations for two of the properties sold (Daniel Village and Brawley Commons) and one property in our South Florida region classified as held for sale (Salerno Village) are included in continuing operations in the condensed consolidated statements of income for all periods presented as they do not qualify as discontinued operations under the amended guidance. In April 2014, we closed on the sale of Salerno Village, which had a net book value of $7.3 million as of March 31, 2014, for a sales price of $8.6 million. The related assets and liabilities of the property are presented as held for sale in our condensed consolidated balance sheet as of March 31, 2014.
We have six properties in our North Florida and Southeast regions under contract for an estimated gross sales price of $32.4 million, which are in various stages of due diligence but have not met the criteria to be classified as held for sale. If all of these properties are ultimately sold pursuant to their respective contracts, we anticipate that we would recognize a loss on the sale on three of these properties of approximately $1.4 million in the aggregate.
Discontinued Operations
During the three months ended March 31, 2014, the results of operations for two of the properties sold (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square), with a net book value of $6.1 million, classified as held for sale as of December 31, 2013 are presented as discontinued operations in the condensed consolidated statements of income for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08.
During the three months ended March 31, 2013, we sold twelve properties in our Southeast and North Florida regions for a total sales price of $100.6 million. The results of operations for these properties are presented as discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2013.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2014 and 2013 are shown below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Rental revenue	$86	$7,019
Expenses:
Property operating expenses	312	2,367
Depreciation and amortization	—	1,506
General and administrative expenses	6	3
Operations of income producing properties	(232)	3,143
Interest expense	—	(216)
Gain on disposal of income producing properties	3,296	11,196
Loss on extinguishment of debt	—	(682)
Income tax provision	—	(81)
Other income	—	2
Income from discontinued operations	3,064	13,362
Net loss (income) attributable to noncontrolling interests	2	(5)
Income from discontinued operations attributable to Equity One, Inc.	$3,066	$13,357

SUPPLEMENTAL INFORMATION:
Additions to income producing properties	$—	$143
Increase in deferred leasing costs and lease intangibles	$—	$202
Straight line rent (expense) revenue	$(125)	$211
Amortization of above market lease intangibles, net	$—	$133

5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	March 31, 2014	December 31, 2013
Investments in unconsolidated joint ventures:				(in thousands)
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,813	$12,912
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,752	3,480
Madison 2260 Realty LLC	1	NY	8.6%	634	634
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Talega Village Center JV, LLC (3)	1	CA	100.0%	—	2,828
Vernola Marketplace JV, LLC (4)	1	CA	50.5%	303	6,468
Parnassus Heights Medical Center	1	CA	50.0%	19,793	19,791
Equity One JV Portfolio, LLC (5)	6	FL, MA, NJ	30.0%	43,859	44,237
Total				81,974	91,170
Advances to unconsolidated joint ventures				684	602
Investments in and advances to unconsolidated joint ventures				$82,658	$91,772
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of March 31, 2014 and December 31, 2013 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) We purchased our joint venture partners' interests in January 2014 and now own 100% of this entity. Prior to our acquisition, our effective interest was 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company. As described below, the property held by the joint venture was sold in January 2014.
(5) The investment balance as of March 31, 2014 and December 31, 2013 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $8.3 million and $435,000 for the three months ended March 31, 2014 and 2013, respectively. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $629,000 and $414,000 for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014 and December 31, 2013, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $250.8 million and $286.0 million, respectively, of which our aggregate proportionate share was $55.0 million and $72.5 million, respectively.
In January 2014, we acquired Rockwood Capital's and Vestar Development Company's interests in Talega Village Center JV, LLC, the owner of Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our condensed consolidated statement of income for the three months ended March 31, 2014.
In January 2014, the property held by Vernola Marketplace JV, LLC was sold for $49.0 million, including the assumption of the existing mortgage of $22.9 million by the buyer. In connection with the sale, the joint venture recognized a gain of $14.7 million, of which our proportionate share was $7.4 million, including $1.6 million attributable to the noncontrolling interest, and we received distributions totaling $13.7 million, including $1.9 million that was distributed to the noncontrolling interest. The remaining investment balance as of March 31, 2014 represents our interest in the remaining cash held by the joint venture.

6.    Variable Interest Entities
Included within our consolidated operating properties as of March 31, 2014 are two properties, Westwood Shopping Center and Westwood Center II, which are owned by subsidiaries of a Section 1031 like-kind exchange intermediary. The agreements governing the operation of these entities provide us with the power to direct the activities that most significantly impact these entities' economic performance. The entities were deemed VIEs primarily because they do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investor does not possess the characteristics of a controlling financial interest. Therefore, we concluded that we are the primary beneficiary of the VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.
Our consolidated operating properties as of December 31, 2013 included three Westwood Complex parcels that were owned at the time by a subsidiary of a qualified intermediary. Legal ownership of this entity was transferred to us by the qualified intermediary during the first quarter of 2014, and, as such, the entity is no longer considered a VIE.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to any of these VIEs that we were not previously contractually required to provide; our contractual commitments consist primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
7.    Loans Receivable
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bore interest at 5.0% per annum and had a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of $140.0 million. The purchase contract contemplated closing dates for the various parcels that comprise the complex that were the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it could purchase with the proceeds from the sale of the parcels. To the extent that the closing dates under the purchase contract occurred prior to January 15, 2014, the parties agreed that the applicable portions of the mortgage loan collateralized by such parcels would be repaid on the respective closing dates. Based on our initial assessment of the structure of the transaction, we determined that the entities that owned the parcels within the complex that we had yet to legally acquire were VIEs and that we were not the primary beneficiary of these entities as we did not have the power to direct the activities that most significantly impacted their economic performance.
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
As of December 31, 2013, five of the seven parcels that comprise the Westwood Complex had been acquired. In connection with the acquisitions, $40.7 million of the $95.0 million mortgage loan and $5.8 million of the $12.0 million mezzanine loan were repaid by the respective borrowers and the entities holding these parcels were no longer considered VIEs.
In January 2014, we acquired the two remaining parcels for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were repaid in full by the respective borrowers, and the entities holding these parcels were no longer considered VIEs. The aggregate gross purchase price was funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.

8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(In thousands)
Lease intangible assets, net	$117,833	$117,200
Leasing commissions, net	38,952	38,296
Prepaid expenses and other receivables	35,438	26,763
Straight-line rent receivables, net	22,206	21,490
Deferred financing costs, net	7,748	8,347
Deposits and mortgage escrows	7,358	7,763
Furniture, fixtures and equipment, net	4,122	4,406
Fair value of interest rate swaps	2,184	2,944
Deferred tax asset	2,372	2,390
Total other assets	$238,213	$229,599
9.    Borrowings
Mortgage Notes Payable
As of March 31, 2014, the weighted-average interest rate of our fixed rate mortgage notes payable was 5.94%.
In connection with the acquisition of our joint venture partners' interests in Talega Village Center during January 2014, we assumed a mortgage loan with a principal balance of $11.4 million. The loan bears interest at 5.01% per annum and has a stated maturity date of October 1, 2036; however, both the lender and the borrower have the right to accelerate the maturity date of the loan to October 1, 2021, October 1, 2026 or October 1, 2031.
During the three months ended March 31, 2014, we prepaid a mortgage loan of $15.9 million which bore interest at a rate of 6.25%.
Included in mortgage notes payable as of December 31, 2013 is a mortgage note payable related to Brawley Commons located in Charlotte, North Carolina. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a net gain on extinguishment of debt of $882,000.
Unsecured Senior Notes
As of March 31, 2014, the weighted-average interest rate of our unsecured senior notes was 5.02%.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of March 31, 2014, we had drawn $125.0 million against the facility, which bore interest at a weighted-average rate of 1.32% per annum. As of December 31, 2013, we had drawn $91.0 million against the facility, which bore interest at a rate of 1.30% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of March 31, 2014. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions.
We also have a $5.0 million unsecured credit facility, for which there was no drawn balance as of March 31, 2014 and December 31, 2013. The facility bears interest at the one month LIBOR index rate plus 1.25% per annum and expires November 7, 2014.
As of March 31, 2014, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $466.0 million, net of outstanding letters of credit with an aggregate face amount of $2.6 million, of which $125.0 million was drawn.

Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of March 31, 2014, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of March 31, 2014 and December 31, 2013, the fair value of our interest rate swaps consisted of an asset of $2.2 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.2 million as an increase to interest expense.
10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$170,289	$167,777
Prepaid rent	9,817	9,450
Other	655	156
Total other liabilities	$180,761	$177,383
During the three months ended March 31, 2014, we recognized a $4.4 million net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing.
11.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed, N.V. ("DIM"), Southeast US Holdings, B.V., MCC Redondo Beach II, LLC and C&C Delaware, Inc. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of March 31, 2014, DIM had federal and state net operating loss carry forwards of $4.8 million and $2.2 million, respectively, which begin to expire in 2027. As of March 31, 2014, IRT had federal and state net operating loss carry forwards of $2.0 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2009.

12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(In thousands)
Walden Woods Village, Ltd. (1)	$989	$989
Total redeemable noncontrolling interests	$989	$989

CapCo	$206,145	$206,145
DIM	1,091	1,081
Vestar/EQY Talega LLC (2)	—	147
Vestar/EQY Vernola LLC (3)	50	341
Vestar/EQY Canyon Trails LLC (4)	27	29
Total noncontrolling interests included in total equity	$207,313	$207,743
______________________________________________
(1) This entity owns Walden Woods Shopping Center.
(2) This entity held our interest in Talega Village Center JV, LLC. We acquired our joint venture partners' interest in January 2014. See Note 5 for further discussion.
(3) This entity holds our interest in Vernola Marketplace JV, LLC. The property held by the joint venture was sold in January 2014.
(4) This entity held our interest in Canyon Trails Towne Center. The property held by the joint venture was sold in December 2013.
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

13.    Earnings Per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended March 31,
	2014		2013
	(In thousands, except per share amounts)
Income from continuing operations	$28,169		$13,929
Loss on sale of operating properties	(258)		—
Net income attributable to noncontrolling interests - continuing operations	(4,701)		(2,693)
Income from continuing operations attributable to Equity One, Inc.	23,210		11,236
Allocation of continuing income to participating securities	(191)		(382)
Income from continuing operations available to common stockholders	23,019		10,854

Income from discontinued operations	3,064		13,362
Net loss (income) attributable to noncontrolling interests - discontinued operations	2		(5)
Income from discontinued operations attributable to Equity One, Inc.	3,066		13,357
Allocation of income from discontinued operations to participating securities	(25)		—
Income from discontinued operations available to common stockholders	3,041		13,357
Net income available to common stockholders	$26,060		$24,211

Weighted average shares outstanding — Basic	117,675		117,032

Basic earnings per share available to common stockholders:
Continuing operations	$0.20		$0.09
Discontinued operations	0.03		0.11
Earnings per common share — Basic	$0.22	*	$0.21	*
* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended March 31,
	2014		2013
	(In thousands, except per share amounts)
Income from continuing operations	$28,169		$13,929
Loss on sale of operating properties	(258)		—
Net income attributable to noncontrolling interests - continuing operations	(4,701)		(2,693)
Income from continuing operations attributable to Equity One, Inc.	23,210		11,236
Allocation of continuing income to participating securities	(191)		(382)
Income from continuing operations available to common stockholders	23,019		10,854

Income from discontinued operations	3,064		13,362
Net loss (income) attributable to noncontrolling interests - discontinued operations	2		(5)
Income from discontinued operations attributable to Equity One, Inc.	3,066		13,357
Allocation of income from discontinued operations to participating securities	(25)		—
Income from discontinued operations available to common stockholders	3,041		13,357
Net income available to common stockholders	$26,060		$24,211

Weighted average shares outstanding — Basic	117,675		117,032
Stock options using the treasury method	261		366
Weighted average shares outstanding — Diluted	117,936		117,398

Diluted earnings per share available to common stockholders:
Continuing operations	$0.20		$0.09
Discontinued operations	0.03		0.11
Earnings per common share — Diluted	$0.22	*	$0.21	*
* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for the three months ended March 31, 2014 and 2013 did not include 1.6 million and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $22.78 to $26.66 and $23.52 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during this period.
The computation of diluted EPS for both the three months ended March 31, 2014 and 2013 did not include the 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments
The following table presents stock option activity during the three months ended March 31, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2014	2,985	$21.53
Granted	—	—
Exercised	(7)	18.88
Forfeited or expired	(60)	23.14
Outstanding at March 31, 2014	2,918	$21.50	4.0	$5,675
Exercisable at March 31, 2014	2,868	$21.54	4.0	$5,511
The following table presents information regarding restricted stock activity during the three months ended March 31, 2014:

	Unvested Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2014	857		$17.37
Granted	71		22.56
Vested	(51)		19.28
Forfeited	—		—
Unvested at March 31, 2014	877	*	$17.68
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.
During the three months ended March 31, 2014, we granted 71,424 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years. The total grant-date value of the 50,866 shares of restricted stock that vested during the three months ended March 31, 2014 was approximately $980,500.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Restricted stock expense	$1,756	$1,541
Stock option expense	79	143
Employee stock purchase plan discount	8	3
Total equity-based expense	1,843	1,687
Restricted stock classified as a liability	105	—
Total expense	1,948	1,687
Less amount capitalized	(181)	(87)
Net share-based compensation expense	$1,767	$1,600
As of March 31, 2014, we had $6.3 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.

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
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gain (loss) on sale of real estate, gain (loss) on extinguishment of debt, equity in income of unconsolidated joint ventures, income tax provision from taxable REIT subsidiaries, amortization of deferred financing fees, impairments, and income attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain (loss) on sale of real estate, gain (loss) on extinguishment of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenue:
South Florida	$23,505	$23,041
North Florida	9,584	9,593
Southeast	9,528	9,391
Northeast	21,599	18,074
West Coast	18,283	16,939
Non-retail	926	266
Total segment revenue	83,425	77,304
Add:
Straight line rent adjustment	662	511
Accretion of below market lease intangibles, net	7,981	3,200
Management and leasing services	629	414
Total revenue	$92,697	$81,429

Net operating income (NOI):
South Florida	$16,559	$15,833
North Florida	6,875	6,164
Southeast (1)	7,787	6,685
Northeast	14,482	12,709
West Coast	12,541	11,506
Non-retail	759	158
Total NOI	59,003	53,055
Add:
Straight line rent adjustment	662	511
Accretion of below market lease intangibles, net	7,981	3,200
Management and leasing services	629	414
Elimination of intersegment expenses	2,760	2,593
Investment income	171	2,202
Equity in income of unconsolidated joint ventures	8,261	435
Gain on extinguishment of debt	1,074	—
Other income	2,841	2

Less:
Depreciation and amortization expense	26,267	21,733
General and administrative expense	10,914	8,894
Interest expense	16,900	17,236
Amortization of deferred financing fees	599	606
Income from continuing operations before tax and discontinued operations	$28,702	$13,943
(1) Included in NOI for the Southeast region for the three months ended March 31, 2014 is the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants.

The following is a summary by segment of total assets included in the condensed consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(In thousands)
Assets:
South Florida	$682,486	$690,328
North Florida	318,733	318,375
Southeast	289,964	305,013
Northeast	1,064,846	974,444
West Coast	863,108	833,890
Non-retail	60,842	61,273
Corporate assets	86,972	157,932
Properties held for sale	13,400	13,404
Total assets	$3,380,351	$3,354,659
16.    Commitments and Contingencies
As of March 31, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations.
As of March 31, 2014, we have invested an aggregate of approximately $56.6 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $82.8 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of March 31, 2014 will have a material adverse effect on our financial condition, results of operations or cash flows.
We are involved in litigation with the fee owner of the majority of the parking lot that services one of our shopping centers. The owner is seeking a declaratory judgment that we and our anchor tenant failed to properly exercise a renewal option under the ground lease at the end of 2012, thereby causing the lease to expire in March 2013. In January 2014, the owner prevailed on its motion for summary judgment. We and our anchor tenant have filed a motion for reconsideration and intend to appeal the decision if necessary. In the event the litigation is finally determined in a manner adverse to us and/or we are otherwise unable to negotiate a new lease or purchase of the parking lot from the owner of the fee interest, we may lose access to the majority of the parking lot servicing the shopping center and our operations and those of our tenants at the shopping center could be adversely impacted. As of March 31, 2014, the shopping center had a carrying value of $21.1 million and generated NOI of approximately $348,000 during the three months then ended.
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

18.    Fair Value Measurements
Recurring Fair Value Measurements
As of March 31, 2014 and December 31, 2013, we had interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of March 31, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $2.2 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets. The net unrealized loss on our interest rate swaps was $1.6 million for the three months ended March 31, 2014 and is included in accumulated other comprehensive income. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements
Assets:	Total	Level 1	Level 2	Level 3
March 31, 2014	(In thousands)
Interest rate derivatives	$2,184	$—	$2,184	$—

December 31, 2013
Interest rate derivatives	$2,944	$—	$2,944	$—
Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2014, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain (loss) included in other comprehensive income was attributable to the net change in unrealized gains and losses related to the interest rate swaps that remained outstanding as of March 31, 2014, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments.
Non-Recurring Fair Value Measurements
There were no assets measured and recorded at fair value on a non-recurring basis as of March 31, 2014.
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
____________________________________________
(1) Total losses are for the full year ended December 31, 2013 and exclude impairments related to properties sold during the year.
(2) $5.4 million of the total represents the fair value of an operating property as of the date it was impaired during the third quarter of 2013. As of December 31, 2013, the carrying amount of the property no longer equaled its fair value.

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
The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	December 31, 2013
	Low	High
Overall capitalization rates	12.5%	15.5%
Discount rates	10.0%	13.5%
Terminal capitalization rates	12.5%	12.5%
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
Cash and Cash Equivalents, Accounts and Other Receivables, Accounts Payable and Accrued Expenses and Unsecured Revolving Credit Facilities (classified within Levels 1, 2 and 3 of the valuation hierarchy) – The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.
Loans Receivable (classified within Level 2 of the valuation hierarchy) – The carrying value of the loans receivable of $60.7 million as of December 31, 2013 approximated fair value due to their short maturities.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2014 and December 31, 2013 was approximately $449.6 million and $461.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $423.9 million and $438.0 million as of March 31, 2014 and December 31, 2013, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2014 and December 31, 2013 was approximately $770.4 million and $762.6 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.5 million and $729.4 million as of March 31, 2014 and December 31, 2013, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2014 and December 31, 2013 was approximately $251.3 million and $248.7 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both March 31, 2014 and December 31, 2013.
The fair market value calculations of our debt as of March 31, 2014 and December 31, 2013 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of March 31, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $2.2 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets. See Note 18 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests was $989,000 as of both March 31, 2014 and December 31, 2013, which approximates fair value as determined by discounted cash flow analyses.
20.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of March 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$168,043	$1,394,577	$1,438,588	$(100)	$3,001,108
Investment in affiliates	2,711,602	—	—	(2,711,602)	—
Other assets	230,511	97,006	843,356	(791,630)	379,243
TOTAL ASSETS	$3,110,156	$1,491,583	$2,281,944	$(3,503,332)	$3,380,351
LIABILITIES
Total notes payable	$1,704,518	$130,669	$453,833	$(760,600)	$1,528,420
Other liabilities	9,332	84,425	184,695	(31,130)	247,322
TOTAL LIABILITIES	1,713,850	215,094	638,528	(791,730)	1,775,742
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,396,306	1,276,489	1,642,427	(2,711,602)	1,603,620
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,110,156	$1,491,583	$2,281,944	$(3,503,332)	$3,380,351

Condensed Consolidating Balance Sheet As of December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$178,797	$1,401,028	$1,337,141	$(133)	$2,916,833
Investment in affiliates	2,679,543	—	—	(2,679,543)	—
Other assets	229,759	91,759	919,185	(802,877)	437,826
TOTAL ASSETS	$3,088,099	$1,492,787	$2,256,326	$(3,482,553)	$3,354,659
LIABILITIES
Total notes payable	$1,670,438	$131,217	$467,354	$(760,600)	$1,508,409
Other liabilities	22,478	89,111	173,156	(42,410)	242,335
TOTAL LIABILITIES	1,692,916	220,328	640,510	(803,010)	1,750,744
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,395,183	1,272,459	1,614,827	(2,679,543)	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,088,099	$1,492,787	$2,256,326	$(3,482,553)	$3,354,659

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,585	$48,838	$37,274	$—	$92,697
Equity in subsidiaries' earnings	50,840	—	—	(50,840)	—
Total costs and expenses	13,107	23,925	22,023	(212)	58,843
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	44,318	24,913	15,251	(50,628)	33,854
Other income and (expense)	(17,880)	(1,752)	14,723	(243)	(5,152)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	26,438	23,161	29,974	(50,871)	28,702
Income tax provision of taxable REIT subsidiaries	—	(19)	(514)	—	(533)
INCOME FROM CONTINUING OPERATIONS	26,438	23,142	29,460	(50,871)	28,169
Income (loss) from discontinued operations	—	3,110	(51)	5	3,064
(Loss) gain from sale of operating properties	(288)	—	30	—	(258)
NET INCOME	26,150	26,252	29,439	(50,866)	30,975
Other comprehensive loss	(745)	—	(126)	—	(871)
COMPREHENSIVE INCOME	25,405	26,252	29,313	(50,866)	30,104
Comprehensive income attributable to noncontrolling interests	—	—	(4,699)	—	(4,699)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,405	$26,252	$24,614	$(50,866)	$25,405

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,554	$41,989	$32,886	$—	$81,429
Equity in subsidiaries' earnings	41,487	—	—	(41,487)	—
Total costs and expenses	10,632	23,170	18,552	(71)	52,283
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	37,409	18,819	14,334	(41,416)	29,146
Other income and (expense)	(18,303)	(1,904)	5,229	(225)	(15,203)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	19,106	16,915	19,563	(41,641)	13,943
Income tax benefit (provision) of taxable REIT subsidiaries	—	40	(54)	—	(14)
INCOME FROM CONTINUING OPERATIONS	19,106	16,955	19,509	(41,641)	13,929
Income (loss) from discontinued operations	5,569	7,666	(60)	187	13,362
NET INCOME	24,675	24,621	19,449	(41,454)	27,291
Other comprehensive income	1,403	—	82	—	1,485
COMPREHENSIVE INCOME	26,078	24,621	19,531	(41,454)	28,776
Comprehensive income attributable to noncontrolling interests	—	—	(2,698)	—	(2,698)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$26,078	$24,621	$16,833	$(41,454)	$26,078

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(35,785)	$26,429	$37,566	$28,210
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(350)	(85,551)	(85,901)
Additions to income producing properties	(824)	(2,094)	(1,849)	(4,767)
Additions to construction in progress	(173)	(9,341)	(3,706)	(13,220)
Deposits for the acquisition of income producing properties	(250)	—	—	(250)
Proceeds from sale of real estate and rental properties	9,363	10,440	5,305	25,108
Decrease in cash held in escrow	1,115	—	—	1,115
Repayment of loans receivable	—	—	60,526	60,526
Increase in deferred leasing costs and lease intangibles	(80)	(908)	(424)	(1,412)
Investment in joint ventures	—	—	(289)	(289)
Advances to joint ventures	—	—	(82)	(82)
Distributions from joint ventures	—	—	14,792	14,792
Repayments from subsidiaries, net	22,458	(23,626)	1,168	—
Net cash provided by (used in) investing activities	31,609	(25,879)	(10,110)	(4,380)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(550)	(22,345)	(22,895)
Net borrowings under revolving credit facilities	34,000	—	—	34,000
Proceeds from issuance of common stock	170	—	—	170
Repurchase of common stock	(205)	—	—	(205)
Dividends paid to stockholders	(26,107)	—	—	(26,107)
Purchase of noncontrolling interest	—	—	(690)	(690)
Distributions to noncontrolling interests	—	—	(4,421)	(4,421)
Net cash provided by (used in) financing activities	7,858	(550)	(27,456)	(20,148)
Net increase in cash and cash equivalents	3,682	—	—	3,682
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$29,265	$—	$—	$29,265

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(18,344)	$20,150	$24,325	$26,131
INVESTING ACTIVITIES:
Additions to income producing properties	(232)	(2,484)	(591)	(3,307)
Additions to construction in progress	(17)	(8,664)	(1,429)	(10,110)
Proceeds from sale of real estate and rental properties	41,496	55,568	—	97,064
Investment in loans receivable	—	—	(12,000)	(12,000)
Increase in deferred leasing costs and lease intangibles	(372)	(1,110)	(916)	(2,398)
Investment in joint ventures	—	—	(120)	(120)
Repayments of advances to joint ventures	—	—	87	87
Repayments from subsidiaries, net	68,064	(62,748)	(5,316)	—
Net cash provided by (used in) investing activities	108,939	(19,438)	(20,285)	69,216
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,585)	(712)	(1,280)	(5,577)
Net repayments under revolving credit facilities	(67,500)	—	—	(67,500)
Payment of deferred financing costs	(6)	—	—	(6)
Proceeds from issuance of common stock	3,994	—	—	3,994
Repurchase of common stock	(157)	—	—	(157)
Stock issuance costs	(34)	—	—	(34)
Dividends paid to stockholders	(26,024)	—	—	(26,024)
Distributions to noncontrolling interests	—	—	(2,524)	(2,524)
Distributions to redeemable noncontrolling interests	—	—	(236)	(236)
Net cash used in financing activities	(93,312)	(712)	(4,040)	(98,064)
Net decrease in cash and cash equivalents	(2,717)	—	—	(2,717)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$24,699	$—	$—	$24,699
21. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2014 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.
In March 2014, Jeffrey S. Olson, our Chief Executive Officer, informed us that he would not renew his employment agreement which expires on December 31, 2014. In April 2014, David Lukes was announced as our next Chief Executive Officer. Concurrent with the announcement, we entered into an employment agreement with Mr. Lukes that will be effective as of his start date, May 12, 2014. Mr. Lukes' employment agreement provides for an annual base salary of $850,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Lukes is eligible for a target performance bonus of 100% of his annualized base salary, except that with respect to the 2014 calendar year, Mr. Lukes will receive an annual bonus of no less than $850,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Lukes was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Lukes will also receive a signing bonus of $500,000, which amount Mr. Lukes will repay in full in the event he fails to report to work, resigns without good reason or is terminated with cause within 12 months of the commencement of his employment.
Mr. Lukes will receive, upon the commencement of his employment, 200,000 stock options with an exercise price equal to the closing price of our common stock on the grant date that will vest ratably on the first, second, third and fourth anniversaries of the grant date. In addition, Mr. Lukes will receive 68,956 shares of restricted stock that will vest ratably on the second, third, and fourth anniversaries of the grant date and a long-term incentive plan award ("LTIP"), under which Mr. Lukes' target award will be 156,300 shares of our common stock. The number of shares of stock that will ultimately be awarded will be based on our performance during the four-year period beginning on the date of Mr. Lukes' employment. The performance metrics (and their weightings) are absolute total shareholder return (25%), total shareholder return relative to peer companies (25%) and growth in recurring funds from operations per share (25%). The remaining 25% of Mr. Lukes' award will be discretionary. For each of these four components, Mr. Lukes can earn 50%, 100% or 200% of the portion of the 156,300 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Lukes' continued employment through the end of such period. The shares will not participate in dividends, will possess no voting rights and will be excluded from our restricted share count during the performance period.
In April 2014, we prepaid a mortgage loan of $6.6 million which bore interest at a rate of 5.72% per annum and was scheduled to mature on July 10, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.
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
As of March 31, 2014, our consolidated shopping center portfolio comprised 138 properties, including 116 retail properties and six non-retail properties totaling approximately 14.9 million square feet of GLA, 11 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and five land parcels. As of March 31, 2014, our consolidated shopping center occupancy was 93.9% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we continued to see increasing interest from prospective small shop tenants during 2013 and the first quarter of 2014 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of March 31, 2014, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets located in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington D.C. metropolitan area, South Florida and Atlanta, Georgia and to continue to dispose of non-strategic assets located primarily in the southeastern United States and north and central Florida. We also actively seek opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
While we have experienced and expect to see continued gradual improvement in general economic conditions during the remainder of 2014, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in certain Southeast and North and Central Florida markets. In addition, certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from internet retailers. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of new supply which limits competition, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property portfolio occupancy in 2014 will increase approximately 1.0% over 2013 and our same-property net operating income (as defined in results of operations below) for 2014 will reflect an increase over 2013 of 2.5% to 3.5%.
The execution of our business strategy during the first quarter of 2014 resulted in:

•
the acquisition of the two remaining parcels within the Westwood Complex in Bethesda, Maryland for an aggregate purchase price of $80.0 million, thereby completing our acquisition of the entire seven-parcel Westwood Complex. Concurrent with the acquisitions, the outstanding principal balance of the related mortgage loan and mezzanine loan, totaling $60.5 million, were repaid in full by the respective borrowers. The aggregate gross purchase price was funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million;

•	the acquisition of an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•
the acquisition of our joint venture partners' interests in Talega Village Center for an additional investment of $6.2 million, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value;

•	the sale of four non-core assets for aggregate gross proceeds of $26.3 million, resulting in a net gain of $3.0 million;

•
the sale of the property held by our joint venture, Vernola Marketplace JV, LLC, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	the prepayment of $15.9 million in mortgage debt;

•
the signing of 53 new leases totaling 246,496 square feet, including 35 new leases totaling 147,403 square feet at an average rental rate of $15.11 per square foot in 2014 (excluding $7.81 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $16.83 per square foot, on a same space(1) basis, resulting in a negative 10.2% average rent spread. Excluding the new anchor lease at Park Promenade, the average rental rate of the 34 new leases, on a same space basis, is $23.25 per square foot, as compared to the prior in-place average rent of $21.49 per square foot or an 8.2% average rent spread;

•
the renewal and extension of 74 leases all of which were on a same space basis (1) totaling 445,499 square feet at an average rental rate of $18.45 per square foot in 2014 (excluding $0.18 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $17.66 per square foot, on a same space basis, a 4.4% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 93.9% at March 31, 2014 from 92.4% at December 31, 2013, and from 91.8% at March 31, 2013; and

•	the increase in occupancy on a same-property basis(3) to 93.9% at March 31, 2014 from 93.1% at December 31, 2013, and an increase of 20 basis points as compared to March 31, 2013.
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

(2)	Our consolidated shopping center occupancy excludes non-retail properties, properties held in unconsolidated joint ventures and development and redevelopment properties.

(3)
Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the changes in our statement of income line items is related to these changes in our shopping center portfolio. In addition, non-cash impairment charges may also affect comparability.
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development, redevelopment or expansion. For the three months ended March 31, 2014, we moved two properties (Alafaya Commons and 101 7th Avenue) totaling 183,203 square feet out of the same-property pool as they are undergoing redevelopment. Additionally, we moved one property that had been under redevelopment (Pine Ridge Square) totaling 117,744 square feet into the same-property pool.
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain (loss) on sale of real estate, gains from extinguishments of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Note 15 to the condensed consolidated financial statements included in this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the three months ended March 31, 2014 and 2013.
Same-Property NOI and Occupancy Information
Same-property NOI increased by $1.1 million, or 2.4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements), contractual rent increases, including the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City, and higher recovery income, net of recoverable expenses, due to higher recovery ratios partially offset by higher costs related to snow removal in our Northeast region. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased 1.6% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except number of properties)
Same-property net operating income	$48,638	$47,509
Adjustments (1)	1,330	(430)
Same-property net operating income before adjustments	49,968	47,079
Non same-property net operating income	8,911	5,976
Net operating income (2)	$58,879	$53,055
Number of properties	111
GLA (in square feet)	13,722
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same-property results. Such adjustments include: common area maintenance costs related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, lease termination costs, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to income from continuing operations before tax and discontinued operations is provided in Note 15 to the condensed consolidated financial statements included in this report.
Same-property net operating income by geographical segment was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
South Florida	$15,784	$15,362
North Florida	5,344	5,293
Southeast	6,246	6,247
Northeast	10,654	10,330
West Coast	10,610	10,277
Same-property net operating income	$48,638	$47,509
The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment as of March 31st:

	Occupancy			GLA as of
	2014	2013	% Change	March 31, 2014
				(In thousands)
South Florida	92.4%	92.3%	0.1%	4,578,681
North Florida	88.5%	87.3%	1.2%	2,480,462
Southeast	94.1%	94.5%	(0.4)%	2,806,988
Northeast	99.0%	98.4%	0.6%	2,072,629
West Coast	98.4%	98.5%	(0.1)%	1,782,879
Same-property shopping center portfolio occupancy	93.8%	93.6%	0.2%	13,721,639
Non-retail	91.7%	91.1%	0.6%	255
				13,721,894

Comparison of the Three Months Ended March 31, 2014 to 2013
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2014 as compared to the same period in 2013:

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Total revenue	$92,697	$81,429	13.8%
Property operating expenses	21,662	21,656	—%
Depreciation and amortization	26,267	21,733	20.9%
General and administrative expenses	10,914	8,894	22.7%
Investment income	171	2,202	(92.2)%
Equity in income of unconsolidated joint ventures	8,261	435	NM*
Other income	2,841	2	NM*
Interest expense	16,900	17,236	(1.9)%
Gain on extinguishment of debt	1,074	—	NM*
Income from discontinued operations	3,064	13,362	NM*
Net income	30,975	27,291	13.5%
Net income attributable to Equity One, Inc.	26,276	24,593	6.8%
______________________________________________
* NM = Not meaningful
Total revenue increased by $11.3 million, or 13.8%, to $92.7 million in 2014 from $81.4 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $4.4 million associated with properties acquired in 2013 and 2014;

•
an increase of approximately $4.4 million related to the recognition of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing;

•
an increase of approximately $1.9 million in same-property revenue due to higher rent from new rent commencements and renewals as well as an increase in expense recovery income primarily due to higher recoverable operating expenses, including higher snow removal costs and higher recovery ratios; and

•	an increase of approximately $810,000 related to redevelopment projects that were under construction in the 2013 period, but were income producing in the 2014 period.
Property operating expenses remained relatively unchanged at $21.7 million in 2014 and 2013. The increase primarily consists of the following:

•	an increase of approximately $1.0 million associated with properties acquired in 2013 and 2014; and

•	an increase of approximately $250,000 in operating expenses at various development and redevelopment project sites that were under construction in 2013; partially offset by

•
a net decrease of approximately $890,000 in same-property expenses primarily attributable to lower bad debt expense from the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, partially offset by higher snow removal costs in 2014.

Depreciation and amortization increased by $4.5 million, or 20.9%, to $26.3 million for 2014 from $21.7 million in 2013. The increase was primarily related to the following:

•	an increase of approximately $3.3 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $1.8 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $630,000 due to assets becoming fully depreciated during 2014 and 2013.
General and administrative expenses increased by $2.0 million, or 22.7%, to $10.9 million for 2014 from $8.9 million in 2013. The increase was primarily related to an increase in transaction-related costs in connection with completed or pending property acquisitions of $1.3 million and higher employment costs and professional services fees.
We recorded investment income of $171,000 in 2014 compared to $2.2 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and mezzanine loans that were repaid in January 2014 and another mezzanine loan that was repaid in August 2013.
We recorded $8.3 million of equity in income of unconsolidated joint ventures in 2014 compared to $435,000 in 2013. The increase was primarily related to the sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), an increase from the operations of two joint venture properties acquired in 2013 and a decrease in interest expense due to the repayment of a mortgage by a joint venture during the second quarter of 2013.

We recorded other income of $2.8 million in 2014 compared to $2,000 in 2013. The increase was primarily related to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $336,000, or 1.9%, to $16.9 million for 2014 from $17.2 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $645,000 associated with lower mortgage interest primarily due to the repayment of mortgages during 2013 and 2014; and

•	a decrease of approximately $290,000 associated with lower interest expense and agency fees associated with the unsecured revolving credit facilities; partially offset by

•	an increase of approximately $130,000 due to lower capitalized interest as a result of the completion of a major development project, partially offset by new development/redevelopment projects; and

•	an increase of approximately $440,000 primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions.
The gain on the extinguishment of debt of $1.1 million in 2014 primarily relates to the sale of Brawley Commons. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.

For 2014 and 2013, we recorded income from discontinued operations of $3.1 million and $13.4 million, respectively. The decrease is primarily attributable to a decrease of $7.9 million related to net gains from the disposition of operating properties and a decrease of $2.5 million in operating income from sold or held for sale properties. Upon the adoption of Accounting Standards Update ("ASU") No. 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold during the current period that were not previously classified as discontinued operations are reported in continuing operations as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU No. 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations. During the three months ended March 31, 2014, the results of operations for two of the properties sold (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square), classified as held for sale are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08. During the three months ended March 31, 2013, we sold twelve properties in our Southeast and North Florida regions for a total sales price of $100.6 million. The results of operations for these properties are presented as discontinued operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2013.

As a result of the foregoing, net income increased by $3.7 million to $31.0 million for 2014 from $27.3 million in 2013. Net income attributable to Equity One, Inc. increased by $1.7 million to $26.3 million for 2014 compared to $24.6 million in 2013.

The following table sets forth the financial information relating to our continuing operations presented by segments:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue:
South Florida	$23,505	$23,041
North Florida	9,584	9,593
Southeast	9,528	9,391
Northeast	21,599	18,074
West Coast	18,283	16,939
Non-retail	926	266
Total segment revenue	83,425	77,304
Add:
Straight line rent adjustment	662	511
Accretion of below market lease intangibles, net	7,981	3,200
Management and leasing services	629	414
Total revenue	$92,697	$81,429

Net operating income (NOI):
South Florida	$16,559	$15,833
North Florida	6,875	6,164
Southeast	7,787	6,685
Northeast	14,482	12,709
West Coast	12,541	11,506
Non-retail	759	158
Total NOI	$59,003	$53,055
For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended March 31, 2014 to 2013 - Segments
South Florida: Revenue increased by 2.0%, or $464,000, to $23.5 million for 2014 from $23.0 million for 2013. NOI increased by 4.6%, or $726,000, to $16.6 million for 2014 from $15.8 million for 2013. Revenue increased primarily due to higher rent from contractual rent increases and rent commencements. The increase in NOI is a result of the increase in revenue and lower bad debt expense.
North Florida: Revenue remained relatively unchanged at $9.6 million for 2014 and 2013. NOI increased by 11.5%, or $711,000, to $6.9 million for 2014 from $6.2 million for 2013 primarily due to a lease termination fee paid in 2013 and lower bad debt expense.
Southeast: Revenue increased by 1.5%, or $137,000, to $9.5 million for 2014 from $9.4 million for 2013. NOI increased by 16.5%, or $1.1 million, to $7.8 million for 2014 from $6.7 million for 2013. The increase in revenue was primarily a result of higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI is a result of the increase in revenue and a decrease in bad debt expense due to the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants.
Northeast: Revenue increased by 19.5%, or $3.5 million, to $21.6 million for 2014 from $18.1 million for 2013. NOI increased by 14.0%, or $1.8 million, to $14.5 million for 2014 from $12.7 million for 2013. The increase in revenue was primarily a result of our 2013 and 2014 acquisitions of The Village Center and various Westwood Complex parcels; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2013 and 2014 acquisitions and higher snow removal expense across the region.
West Coast: Revenue increased by 7.9%, or $1.3 million, to $18.3 million for 2014 from $16.9 million for 2013. NOI increased by 9.0%, or $1.0 million, to $12.5 million for 2014 from $11.5 million for 2013. The increase in revenue was primarily a result of our 2013 and 2014 acquisitions of Pleasanton Plaza and Talega Village Center, and contractual rent increases and rent commencements at our same site properties. The increase in NOI was primarily attributable to the increase in revenue partially offset by higher operating expenses from our 2013 and 2014 acquisitions and at our same site properties.
Non-retail: Revenue increased by $660,000 to $926,000 for 2014 from $266,000 for 2013. NOI increased by $601,000 to $759,000 for 2014 from $158,000 for 2013. The increase in revenue and NOI was due to the 2013 acquisition of various non-retail Westwood Complex parcels.
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
The following table illustrates the calculation of FFO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income attributable to Equity One, Inc.	$26,276	$24,593
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	25,935	22,988
Earnings allocated to noncontrolling interest (2)	2,499	2,499
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,051	1,085
Pro rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (3)	(8,007)	—
Gain on disposal of depreciable assets, net of tax (1)	(3,008)	(11,196)
Funds from operations	$44,746	$39,969
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Represents earnings allocated to unissued shares held by Liberty International Holdings Limited ("LIH"), which have been excluded for purposes of calculating earnings per diluted share. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(3) Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest. See Note 5 to the condensed consolidated financial statements for further discussion.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2014	2013

Earnings per diluted share attributable to Equity One, Inc.	$0.22	$0.21
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.20	0.18
Earnings allocated to noncontrolling interest (1)	0.02	0.02
Net adjustment for rounding and earnings attributable to unvested shares (2)	(0.02)	(0.02)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01
Pro rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest	(0.06)	—
Gain on disposal of depreciable assets, net of tax	(0.02)	(0.09)
Funds from operations per diluted share	$0.35	$0.31
Weighted average diluted shares (in thousands) (3)	129,294	128,755
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
Critical Accounting Policies
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three months ended March 31, 2014, there were no material changes to these policies except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of March 31, 2014, we had approximately $29.3 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $580.0 million of which $466.0 million was the maximum available to be drawn thereunder, based on the financial covenants contained in those facilities. As of March 31, 2014, we had $125.0 million drawn under our $575.0 million credit facility, which bore interest at a weighted-average rate of 1.32% per annum at such date, and had no borrowings outstanding under our $5.0 million credit facility.
During the remainder of 2014, we have approximately $12.5 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of March 31, 2014, we have invested an aggregate of approximately $56.6 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $82.8 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2014 liquidity events
While we believe our availability under our lines of credit is sufficient to operate our business for the remainder of 2014, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the three months ended March 31, 2014:

•
We acquired the two remaining parcels within the Westwood Complex in Bethesda, Maryland for an aggregate purchase price of $80.0 million, thereby completing our acquisition of the entire seven-parcel Westwood Complex. Concurrent with the acquisitions, the outstanding principal balance of the mortgage loan and mezzanine loan, totaling $60.5 million, were repaid in full by the respective borrowers. The aggregate gross purchase price was funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million;

•	We acquired an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•	We acquired our joint venture partners' interests in Talega Village Center for an additional investment of $6.2 million;

•	We sold four non-core assets for aggregate gross proceeds of $26.3 million, resulting in a total net gain of $3.0 million;

•	Our joint venture, Vernola Marketplace JV, LLC, sold a property, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	We prepaid a mortgage loan of $15.9 million which bore interest at a rate of 6.25%; and

•	We increased the borrowings outstanding under our $575.0 million line of credit from $91.0 million as of December 31, 2013 to $125.0 million as of March 31, 2014.
Additionally, in April 2014, we prepaid a mortgage loan of $6.6 million which bore interest at a rate of 5.72% per annum and closed on the sale of Salerno Village for a sale price of $8.6 million.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$28,210	$26,131	$2,079
Net cash (used in) provided by investing activities	$(4,380)	$69,216	$(73,596)
Net cash used in financing activities	$(20,148)	$(98,064)	$77,916
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $28.2 million for the three months ended March 31, 2014 compared to $26.1 million in the 2013 period.
Net cash used in investing activities was $4.4 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $69.2 million for the same period in 2013. Investing activities during 2014 primarily consisted of: acquisitions of income producing properties of $85.9 million; additions to construction in progress of $13.2 million; and additions to income producing properties of $4.8 million; partially offset by proceeds from the repayment of loans receivable of $60.5 million; proceeds related to the sale of real estate and rental properties of $25.1 million and $14.8 million in distributions from joint ventures. Investing activities for 2013 primarily consisted of: $97.1 million of proceeds related to the sale of real estate and rental properties; partially offset by an investment in a mezzanine loan of $12.0 million; additions to construction in progress of $10.1 million; and additions to income producing properties of $3.3 million.
The following summarizes capital expenditures:

	Three Months Ended March 31,
	2014	2013
Capital expenditures:	(In thousands)
Tenant improvements and allowances	$2,692	$2,138
Leasing commissions and costs	1,522	1,837
Developments	8,038	534
Redevelopments and expansions	6,062	1,980
Maintenance capital expenditures	1,536	248
Total capital expenditures	19,850	6,737
Net change in accrued capital spending	(451)	9,078
Capital expenditures per condensed consolidated statements of cash flows	$19,399	$15,815
The increase in development and redevelopment capital expenditures during the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of costs incurred for Broadway Plaza and Serramonte Shopping Center. We capitalized internal costs related to capital expenditures of $1.4 million and $1.4 million during the three months ended March 31, 2014 and 2013, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $881,000 and $1.0 million, respectively, capitalized internal costs related to development activities of $136,000 and $229,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $204,000 and $121,000, respectively. Capitalized interest totaled $701,000 and $831,000 during the three months ended March 31, 2014 and 2013, respectively, primarily related to development and redevelopment and expansion activities.
Net cash used in financing activities totaled $20.1 million for the three months ended March 31, 2014 compared to $98.1 million for the same period in 2013. The largest financing cash outflows for 2014 related to: dividends paid to stockholders of $26.1 million; prepayments and repayments of $22.9 million of mortgage debt; and $4.4 million of distributions to noncontrolling interests; partially offset by net borrowings under the revolving credit facilities of $34.0 million. During 2013, cash was used for: net repayments under our revolving credit facilities of $67.5 million; the payment of $26.0 million in dividends; prepayments and repayments of $5.6 million of mortgage debt; and distributions to noncontrolling interests totaling $2.5 million; partially offset by proceeds from the issuance of common stock of $4.0 million.
Future Contractual Obligations. During the three months ended March 31, 2014, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2014, we have investments in seven unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. We exercise significant influence over, but do not control, five of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. As of March 31, 2014, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $250.8 million (of which our aggregate proportionate share was approximately $55.0 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit: As of March 31, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of March 31, 2014, we have entered into construction commitments and had outstanding obligations to fund approximately $82.8 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $45.7 million
Non-Recourse Debt Guarantees: Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, impermissible transfers and material misrepresentations. In management’s judgment, it would be unlikely for us to incur any material liability under these guarantees that would have a material adverse effect on our financial condition, results of operations, or cash flows.
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and are currently evaluating opportunities to sell certain additional non-core properties located primarily in the southeastern United States and north and central Florida. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 21 to the condensed consolidated financial statements included in this report for additional discussion of the status of those dispositions under contract and the related financial statement impact. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
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
Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion, development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding such risks.
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
Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, there is more recent data suggesting that inflation may be a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, though some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.
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
Among the factors that could cause actual results to differ materially are:

•
general economic conditions, including current macro-economic challenges, competition from alternative sales channels including the internet, and changes in the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels, the availability of financing and our credit ratings;

•	potential environmental liability and other risks associated with the ownership, development, redevelopment and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes, terrorist attacks and other natural or man-made disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

•
our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal income tax purposes and the effect of future changes in REIT requirements as a result of new legislation;

•	our ability to dispose of properties that no longer meet our investment criteria at favorable prices; and

•
other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, including, but not limited to, those risk factors identified in our most recently filed Annual Report on Form 10-K.

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
As of March 31, 2014, we had $125.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $125.0 million as of March 31, 2014, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.3 million per year.
The fair value of our fixed-rate debt was $1.2 billion as of March 31, 2014, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of March 31, 2014, would decrease by approximately $45.8 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $48.6 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of March 31, 2014.
As of March 31, 2014, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $251.3 million as of March 31, 2014. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of March 31, 2014, would decrease by approximately $11.1 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of March 31, 2014, would increase by approximately $11.7 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. As of March 31, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $2.2 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets.
Other Market Risks
As of March 31, 2014, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of March 31, 2014 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2014, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us that, in management's opinion, would result in a material adverse effect on our business, financial condition, results of operations or our cash flows. For a further discussion of litigation, see Note 16 to our condensed consolidated financial statements included herein.
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2013, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes in such risk factors.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
January 1, 2014 - January 31, 2014	—		$—	N/A	N/A
February 1, 2014 - February 28, 2014	7,963	(1)	$22.66	N/A	N/A
March 1, 2014 - March 31, 2014	1,158	(1)	$21.42	N/A	N/A
	9,121		$22.51	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 18, 2014)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

EQUITY ONE, INC.

Date:	May 9, 2014	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2014	/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 18, 2014)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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