Form 10-Q
period 2014-06-30
EQUITY ONE, INC.
filed 2014-08-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 5, 2014, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 119,836,588.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2014 and December 31, 2013 (Unaudited) (In thousands, except share par value amounts)

	June 30, 2014	December 31, 2013
ASSETS
Properties:
Income producing	$3,097,700	$3,153,131
Less: accumulated depreciation	(359,658)	(354,166)
Income producing properties, net	2,738,042	2,798,965
Construction in progress and land held for development	169,916	104,464
Properties held for sale	53,162	13,404
Properties, net	2,961,120	2,916,833
Cash and cash equivalents	29,316	25,583
Cash held in escrow and restricted cash	33,616	10,912
Accounts and other receivables, net	13,709	12,872
Investments in and advances to unconsolidated joint ventures	82,310	91,772
Loans receivable, net	—	60,711
Goodwill	6,180	6,377
Other assets	227,314	229,599
TOTAL ASSETS	$3,353,565	$3,354,659

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$408,554	$430,155
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	133,000	91,000
	1,522,690	1,502,291
Unamortized premium on notes payable, net	4,607	6,118
Total notes payable	1,527,297	1,508,409
Other liabilities:
Accounts payable and accrued expenses	51,107	44,227
Tenant security deposits	8,602	8,928
Deferred tax liability	12,382	11,764
Other liabilities	175,144	177,383
Liabilities associated with properties held for sale	281	33
Total liabilities	1,774,813	1,750,744
Redeemable noncontrolling interests	989	989
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,997 and 117,647 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,180	1,176
Additional paid-in capital	1,700,834	1,693,873
Distributions in excess of earnings	(330,834)	(302,410)
Accumulated other comprehensive (loss) income	(672)	2,544
Total stockholders’ equity of Equity One, Inc.	1,370,508	1,395,183
Noncontrolling interests	207,255	207,743
Total equity	1,577,763	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,353,565	$3,354,659

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2014 and 2013 (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Minimum rent	$66,295	$60,949	$136,546	$121,336
Expense recoveries	19,631	19,675	39,391	38,266
Percentage rent	933	628	3,114	2,665
Management and leasing services	584	484	1,213	898
Total revenue	87,443	81,736	180,264	163,165
COSTS AND EXPENSES:
Property operating	22,613	22,241	44,399	43,897
Depreciation and amortization	27,666	22,797	53,933	44,530
General and administrative	8,872	9,673	19,786	18,567
Total costs and expenses	59,151	54,711	118,118	106,994
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	28,292	27,025	62,146	56,171
OTHER INCOME AND EXPENSE:
Investment income	28	2,209	199	4,413
Equity in income of unconsolidated joint ventures	1,268	615	9,529	1,050
Other income	5	162	2,846	162
Interest expense	(16,086)	(16,701)	(32,986)	(33,937)
Amortization of deferred financing fees	(601)	(603)	(1,200)	(1,209)
Gain on extinguishment of debt	—	107	1,074	107
Impairment loss	(13,892)	(2,662)	(13,892)	(2,662)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(986)	10,152	27,716	24,095
Income tax provision of taxable REIT subsidiaries	(79)	(7)	(612)	(21)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,065)	10,145	27,104	24,074
DISCONTINUED OPERATIONS:
Operations of income producing properties	167	1,276	(65)	3,523
(Loss) gain on disposal of income producing properties	(144)	25,663	3,152	36,859
Impairment loss	—	(128)	—	(128)
Income tax provision of taxable REIT subsidiaries	—	(779)	—	(860)
INCOME FROM DISCONTINUED OPERATIONS	23	26,032	3,087	39,394
Gain on sale of operating properties	1,141	—	883	—
NET INCOME	99	36,177	31,074	63,468
Net income attributable to noncontrolling interests - continuing operations	(2,511)	(2,511)	(7,212)	(5,204)
Net loss (income) attributable to noncontrolling interests - discontinued operations	1	(28)	3	(33)
NET (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(2,411)	$33,638	$23,865	$58,231

(LOSS) EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$(0.02)	$0.06	$0.17	$0.16
Discontinued operations	—	0.22	0.03	0.33
	$(0.02)	$0.28	$0.20	$0.49
Number of Shares Used in Computing Basic (Loss) Earnings per Share	117,813	117,385	117,744	117,209
(LOSS) EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$(0.02)	$0.06	$0.17	$0.16
Discontinued operations	—	0.22	0.03	0.33
	$(0.02)	$0.28	$0.20	$0.49
Number of Shares Used in Computing Diluted (Loss) Earnings per Share	117,813	117,749	117,981	117,535
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.44	$0.44
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
For the three and six months ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$99	$36,177	$31,074	$63,468
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	15	15	31	31
Net unrealized (loss) gain on interest rate swaps (1)	(3,226)	6,813	(4,955)	7,363
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	866	885	1,708	1,804
Other comprehensive (loss) income	(2,345)	7,713	(3,216)	9,198
COMPREHENSIVE (LOSS) INCOME	(2,246)	43,890	27,858	72,666
Comprehensive income attributable to noncontrolling interests	(2,510)	(2,539)	(7,209)	(5,237)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,756)	$41,351	$20,649	$67,429
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized (losses) gains of $(101) and $(262) for the three and six months ended June 30, 2014, respectively, and $43 and $0 for the same periods during 2013, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the six months ended June 30, 2014
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	117,647	$1,176	$1,693,873	$(302,410)	$2,544	$1,395,183	$207,743	$1,602,926
Issuance of common stock	359	4	4,848	—	—	4,852	—	4,852
Repurchase of common stock	(9)	—	(205)	—	—	(205)	—	(205)
Share-based compensation expense	—	—	2,194	—	—	2,194	—	2,194
Restricted stock reclassified from liability to equity	—	—	117	—	—	117	—	117
Net income	—	—	—	23,865	—	23,865	7,209	31,074
Dividends declared on common stock	—	—	—	(52,289)	—	(52,289)	—	(52,289)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,927)	(6,927)
Purchase of noncontrolling interest	—	—	7	—	—	7	(770)	(763)
Other comprehensive loss	—	—	—	—	(3,216)	(3,216)	—	(3,216)
BALANCE AT JUNE 30, 2014	117,997	$1,180	$1,700,834	$(330,834)	$(672)	$1,370,508	$207,255	$1,577,763

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$31,074	$63,468
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,739)	(961)
Accretion of below market lease intangibles, net	(11,881)	(6,140)
Amortization of below market ground lease intangibles	298	298
Equity in income of unconsolidated joint ventures	(9,529)	(1,050)
Gain on change in control of interests	(2,807)	—
Income tax provision of taxable REIT subsidiaries	612	881
(Decrease) increase in allowance for losses on accounts receivable	(675)	1,453
Amortization of premium on notes payable, net	(1,262)	(1,331)
Amortization of deferred financing fees	1,200	1,209
Depreciation and amortization	54,908	48,427
Share-based compensation expense	1,980	3,165
Amortization of derivatives	31	31
Gain on sale of real estate	(4,035)	(36,859)
(Gain) loss on extinguishment of debt	(1,074)	575
Operating distributions from joint ventures	—	111
Impairment loss	13,892	2,790
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(3)	(1,553)
Other assets	(4,684)	(6,972)
Accounts payable and accrued expenses	5,098	(1,883)
Tenant security deposits	(45)	(352)
Other liabilities	(741)	(3,789)
Net cash provided by operating activities	70,618	61,518

INVESTING ACTIVITIES:
Acquisition of income producing properties	(85,901)	(37,000)
Additions to income producing properties	(9,173)	(7,113)
Additions to construction in progress	(33,423)	(17,758)
Deposits for the acquisition of income producing properties	(425)	(1,150)
Proceeds from sale of real estate and rental properties	56,298	173,022
Increase in cash held in escrow	(22,704)	(10,258)
Purchase of below market leasehold interest	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(2,757)	(4,527)
Investment in joint ventures	(289)	(4,266)
Repayments of (advances to) joint ventures	27	(143)
Distributions from joint ventures	16,232	1,595
Investment in loans receivable	—	(12,000)
Repayment of loans receivable	60,526	28,659
Net cash (used in) provided by investing activities	(21,589)	84,061

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2014	2013
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(31,964)	$(31,323)
Net borrowings (repayments) under revolving credit facilities	42,000	(47,000)
Proceeds from issuance of common stock	4,852	8,176
Repurchase of common stock	(205)	(348)
Payment of deferred financing costs	—	(6)
Stock issuance costs	—	(94)
Dividends paid to stockholders	(52,289)	(52,105)
Purchase of noncontrolling interest	(763)	(18,917)
Distributions to redeemable noncontrolling interests	—	(680)
Distributions to noncontrolling interests	(6,927)	(5,041)
Net cash used in financing activities	(45,296)	(147,338)

Net increase (decrease) in cash and cash equivalents	3,733	(1,759)
Cash and cash equivalents at beginning of the period	25,583	27,416
Cash and cash equivalents at end of the period	$29,316	$25,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $2,172 and $1,646 in 2014 and 2013, respectively)	$34,718	$36,891

We acquired upon acquisition of certain income producing properties:
Income producing properties	$102,288	$38,418
Intangible and other assets	7,625	5,967
Intangible and other liabilities	(12,589)	(7,385)
Assumption of mortgage notes payable	(11,423)	—
Cash paid for income producing properties	$85,901	$37,000

Non-cash investing information:
Investment in loan receivable	$—	$8,500

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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
As of June 30, 2014, our consolidated shopping center portfolio comprised 135 properties, including 113 retail properties and six non-retail properties totaling approximately 14.6 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and five land parcels. As of June 30, 2014, our consolidated shopping center occupancy was 94.2% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for a full year.
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of June 30, 2014, our largest tenant is comprised of a related group of grocers, which includes Albertsons, Shaw's, and Star Market and accounted for approximately 510,956 square feet, or approximately 3.2%, of our GLA and approximately $9.4 million, or 3.6%, of our annual minimum rent. As of June 30, 2014, we had outstanding receivables from Albertsons, Shaw's, and Star Market of approximately $62,000.
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
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. We have elected to early adopt the provisions of ASU No. 2014-08 beginning January 1, 2014. The adoption and implementation of this ASU resulted in the operations of certain current period dispositions being classified within continuing operations in our condensed consolidated statements of operations. The adoption did not have an impact on our financial position or cash flows. The disclosures required by this ASU have been incorporated in the notes included herein.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our condensed consolidated financial statements as our existing share-based payment awards do not fall within the scope of this ASU.

3.    Acquisitions
The following table provides a summary of acquisition activity during the six months ended June 30, 2014:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(In thousands)
January 31, 2014	Williamsburg at Dunwoody - Outparcel (2)	Dunwoody	GA	0.14	(1)	$350	$—
January 23, 2014	Talega Village Center (2) (3)	San Clemente	CA	102,282		23,000	11,353
January 16, 2014	Westwood Shopping Center	Bethesda	MD	101,584		65,012	—
January 16, 2014	Westwood Center II (2)	Bethesda	MD	53,293		15,000	—
Total						$103,362	$11,353
______________________________________________
(1) In acres.
(2) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(3) Property was acquired through the acquisition of our joint venture partners' interests in the property. See Note 5 for further discussion.
The aggregate purchase price of the above property acquisitions have been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$86,911	N/A
Land improvements	2,209	9.4
Buildings	17,670	33.2
Tenant improvements	1,160	5.5
Above-market leases	1,315	5.4
In-place lease interests	5,424	10.7
Lease origination costs	97	6.9
Leasing commissions	789	21.5
Below-market leases	(12,040)	19.5
Above-market debt assumed	(70)	7.8
Other acquired liabilities	(103)	N/A
	$103,362
During the three and six months ended June 30, 2014, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
In conjunction with the acquisitions of Westwood Shopping Center and Westwood Center II, we entered into reverse Section 1031 like-kind exchange agreements with a third party intermediary, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of the entities which own these properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of their acquisition date. Legal ownership of Westwood Shopping Center and Westwood Center II was transferred to us by the third party intermediary in July 2014.

During the three and six months ended June 30, 2014, we expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $142,000 and $1.5 million, respectively, and $617,000 and $718,000 for the same periods in 2013, respectively, which are included in general and administrative costs in the condensed consolidated statements of operations.
4.    Dispositions
The following table provides a summary of disposition activity during the six months ended June 30, 2014:

Date Sold	Property Name	Region	City	State	Square Feet /Acres	Gross Sales Price
Income producing property sold						(In thousands)
June 30, 2014	Riverside Square (1)	South Florida	Coral Springs	FL	103,241	$12,380
June 30, 2014	Oaktree Plaza (1)	South Florida	North Palm Beach	FL	23,745	4,000
June 17, 2014	Sunpoint Shopping Center (1)	North Florida	Ruskin	FL	132,374	7,250
April 7, 2014	Salerno Village Square (1)	South Florida	Stuart	FL	77,677	8,646
March 27, 2014	Daniel Village (1)	Southeast	Augusta	GA	172,438	10,125
February 27, 2014	Brawley Commons (1)	Southeast	Charlotte	NC	119,189	5,450	(2)
January 15, 2014	Stanley Marketplace	Southeast	Stanley	NC	53,228	3,875
January 10, 2014	Oak Hill Village	North Florida	Jacksonville	FL	78,492	6,850
Total						$58,576
______________________________________________
(1) The results of operations for these properties are included in continuing operations in the condensed consolidated statements of operations for all periods presented.
(2) The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013. In conjunction with the sale of the property, the lender accepted the proceeds from the sale as full repayment of the loan.
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
The results of operations for six of the properties sold during the six months ended June 30, 2014 and six properties classified as held for sale in 2014 in our South Florida region (Shoppes of Andros Isles), North Florida region (Forest Village, Mariners Crossing, New Smyrna Beach and Shoppes of North Port) and Southeast region (Smyth Valley Crossing) are included in continuing operations in the condensed consolidated statements of operations for all periods presented as they do not qualify as discontinued operations under the amended guidance. Subsequent to period end, we closed on the sale of the six properties classified as held for sale noted above, which had an aggregate net book value of $47.3 million as of June 30, 2014, for a gross sales price of $55.3 million. The related assets and liabilities of the properties are presented as held for sale in our condensed consolidated balance sheet as of June 30, 2014.
We have six properties in our Southeast and North Florida regions which had an aggregate net book value of $17.1 million as of June 30, 2014, under contract for an estimated gross sales price of $22.1 million. These contracts are in various stages of due diligence, and the properties have not met the criteria to be classified as held for sale.

Discontinued Operations
The results of operations for two of the properties sold (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square), with a net book value of $6.1 million, classified as held for sale as of December 31, 2013, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08.
During the three and six months ended June 30, 2013, we sold twenty properties and two outparcels in our Southeast, South Florida, North Florida and West Coast regions for an aggregate sales price of $188.0 million. The results of operations for these properties are presented as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.
The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2014 and 2013 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Rental revenue	$185	$4,455	$147	$11,474
Expenses:
Property operating expenses	15	1,782	203	4,149
Depreciation and amortization	—	1,185	—	2,691
General and administrative expenses	3	6	9	9
Operations of income producing properties	167	1,482	(65)	4,625
Interest expense	—	(208)	—	(424)
(Loss) gain on disposal of income producing properties	(144)	25,663	3,152	36,859
Impairment loss	—	(128)	—	(128)
Loss on extinguishment of debt	—	—	—	(682)
Income tax provision	—	(779)	—	(860)
Other income	—	2	—	4
Income from discontinued operations	23	26,032	3,087	39,394
Net loss (income) attributable to noncontrolling interests	1	(28)	3	(33)
Income from discontinued operations attributable to Equity One, Inc.	$24	$26,004	$3,090	$39,361

SUPPLEMENTAL INFORMATION:
Additions to income producing properties	$—	$260	$—	$403
Increase in deferred leasing costs and lease intangibles	$—	$299	$—	$501
Straight line rent revenue	$125	$29	$—	$240
Amortization of above market lease intangibles, net	$—	$138	$—	$271

5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	June 30, 2014	December 31, 2013
Investments in unconsolidated joint ventures:				(In thousands)
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,660	$12,912
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,693	3,480
Madison 2260 Realty LLC	1	NY	8.6%	526	634
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Talega Village Center JV, LLC (3)	1	CA	100.0%	—	2,828
Vernola Marketplace JV, LLC (4)	1	CA	50.5%	303	6,468
Parnassus Heights Medical Center (5)	1	CA	50.0%	19,796	19,791
Equity One JV Portfolio, LLC (6)	6	FL, MA, NJ	30.0%	43,938	44,237
Total				81,736	91,170
Advances to unconsolidated joint ventures				574	602
Investments in and advances to unconsolidated joint ventures				$82,310	$91,772
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of June 30, 2014 and December 31, 2013 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
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
(5) On July 2, 2014, we entered into an agreement with our joint venture partner in which both parties agreed to dissolve the joint venture and distribute the property in kind to the existing members at the current ownership percentages. Accordingly, the Parnassus Heights Medical Center will be held as a tenancy-in-common, and we will continue to account for our ownership interest under the equity method.
(6) The investment balance as of June 30, 2014 and December 31, 2013 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $1.3 million and $9.5 million for the three and six months ended June 30, 2014, respectively, and totaled $615,000 and $1.1 million, respectively, for the same periods in 2013. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of operations, totaled approximately $584,000 and $1.2 million for the three and six months ended June 30, 2014, respectively, and $484,000 and $898,000 for the same periods in 2013, respectively.
As of June 30, 2014 and December 31, 2013, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $250.0 million and $286.0 million, respectively, of which our aggregate proportionate share was $54.7 million and $72.5 million, respectively.
In January 2014, we acquired Rockwood Capital's and Vestar Development Company's interests in Talega Village Center JV, LLC, the owner of Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our condensed consolidated statement of operations for the six months ended June 30, 2014.
In January 2014, the property held by Vernola Marketplace JV, LLC was sold for $49.0 million, including the assumption of the existing mortgage of $22.9 million by the buyer. In connection with the sale, the joint venture recognized a gain of $14.7 million, of which our proportionate share was $7.4 million, including $1.6 million attributable to the noncontrolling interest, and we received distributions totaling $13.7 million, including $1.9 million that was distributed to the noncontrolling interest. The remaining investment balance as of June 30, 2014 represents our interest in the remaining cash held by the joint venture.

6.    Variable Interest Entities
Included within our consolidated operating properties as of June 30, 2014 are two properties, Westwood Shopping Center and Westwood Center II, which are owned by subsidiaries of a Section 1031 like-kind exchange intermediary. The agreements governing the operation of these entities provide us with the power to direct the activities that most significantly impact these entities' economic performance. The entities were deemed VIEs primarily because they do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investor does not possess the characteristics of a controlling financial interest. Therefore, we concluded that we are the primary beneficiary of the VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. In July 2014, legal ownership of these entities was transferred to us by the qualified intermediary and, as such, the entities are no longer considered VIEs.
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

8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(In thousands)
Lease intangible assets, net	$113,125	$117,200
Leasing commissions, net	38,222	38,296
Prepaid expenses and other receivables	30,283	26,763
Straight-line rent receivables, net	22,648	21,490
Deferred financing costs, net	7,147	8,347
Deposits and mortgage escrows	8,652	7,763
Furniture, fixtures and equipment, net	4,030	4,406
Fair value of interest rate swaps	810	2,944
Deferred tax asset	2,397	2,390
Total other assets	$227,314	$229,599
9.    Borrowings
Mortgage Notes Payable
As of June 30, 2014, the weighted-average interest rate of our fixed rate mortgage notes payable was 5.95%.
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
During the six months ended June 30, 2014, we prepaid mortgage loans of $22.5 million which bore a weighted average interest rate of 6.1%.
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
Unsecured Senior Notes
As of June 30, 2014, the weighted-average interest rate of our unsecured senior notes was 5.02%.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of June 30, 2014, we had drawn $133.0 million against the facility, which bore interest at a weighted-average rate of 1.32% per annum. As of December 31, 2013, we had drawn $91.0 million against the facility, which bore interest at a rate of 1.30% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of June 30, 2014. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions.
We also have a $5.0 million unsecured credit facility, for which there was no drawn balance as of June 30, 2014 and December 31, 2013. The facility bears interest at the one month LIBOR index rate plus 1.25% per annum and expires November 7, 2014.
As of June 30, 2014, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $499.0 million, net of outstanding letters of credit with an aggregate face amount of $2.6 million, of which $133.0 million was drawn.

Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of June 30, 2014, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of June 30, 2014, the fair value of one of our interest rate swaps consisted of an asset of $810,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $921,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.2 million as an increase to interest expense.
10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$166,196	$167,777
Prepaid rent	8,406	9,450
Other	542	156
Total other liabilities	$175,144	$177,383
During the six months ended June 30, 2014, we recognized a $4.4 million net termination benefit, which is included in minimum rent in the accompanying condensed consolidated statement of operations, in relation to our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing.
11.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed, N.V. ("DIM"), Southeast US Holdings, B.V. and C&C Delaware, Inc. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of June 30, 2014, DIM had federal and state net operating loss carry forwards of $4.8 million and $2.2 million, respectively, which begin to expire in 2027. As of June 30, 2014, IRT had federal and state net operating loss carry forwards of $2.0 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2009.

12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(In thousands)
Walden Woods Village, Ltd. (1)	$989	$989
Total redeemable noncontrolling interests	$989	$989

CapCo	$206,145	$206,145
DIM	1,033	1,081
Vestar/EQY Talega LLC (2)	—	147
Vestar/EQY Vernola LLC (3)	50	341
Vestar/EQY Canyon Trails LLC (4)	27	29
Total noncontrolling interests included in total equity	$207,255	$207,743
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

13.    (Loss) Earnings Per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(1,065)	$10,145	$27,104	$24,074
Gain on sale of operating properties	1,141	—	883	—
Net income attributable to noncontrolling interests - continuing operations	(2,511)	(2,511)	(7,212)	(5,204)
(Loss) income from continuing operations attributable to Equity One, Inc.	(2,435)	7,634	20,775	18,870
Allocation of continuing income to participating securities	(224)	(63)	(438)	(306)
(Loss) income from continuing operations available to common stockholders	(2,659)	7,571	20,337	18,564

Income from discontinued operations	23	26,032	3,087	39,394
Net loss (income) attributable to noncontrolling interests - discontinued operations	1	(28)	3	(33)
Income from discontinued operations attributable to Equity One, Inc.	24	26,004	3,090	39,361
Allocation of income from discontinued operations to participating securities	—	(230)	—	(356)
Income from discontinued operations available to common stockholders	24	25,774	3,090	39,005
Net (loss) income available to common stockholders	$(2,635)	$33,345	$23,427	$57,569

Weighted average shares outstanding — Basic	117,813	117,385	117,744	117,209

Basic (loss) earnings per share available to common stockholders:
Continuing operations	$(0.02)	$0.06	$0.17	$0.16
Discontinued operations	—	0.22	0.03	0.33
(Loss) earnings per common share — Basic	$(0.02)	$0.28	$0.20	$0.49

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(1,065)	$10,145	$27,104	$24,074
Gain on sale of operating properties	1,141	—	883	—
Net income attributable to noncontrolling interests - continuing operations	(2,511)	(2,511)	(7,212)	(5,204)
(Loss) income from continuing operations attributable to Equity One, Inc.	(2,435)	7,634	20,775	18,870
Allocation of continuing income to participating securities	(224)	(64)	(438)	(308)
(Loss) income from continuing operations available to common stockholders	(2,659)	7,570	20,337	18,562

Income from discontinued operations	23	26,032	3,087	39,394
Net loss (income) attributable to noncontrolling interests - discontinued operations	1	(28)	3	(33)
Income from discontinued operations attributable to Equity One, Inc.	24	26,004	3,090	39,361
Allocation of income from discontinued operations to participating securities	—	(229)	—	(354)
Income from discontinued operations available to common stockholders	24	25,775	3,090	39,007
Net (loss) income available to common stockholders	$(2,635)	$33,345	$23,427	$57,569

Weighted average shares outstanding — Basic	117,813	117,385	117,744	117,209
Stock options using the treasury method	—	364	205	326
Non-participating restricted stock using the treasury method	—	—	6	—
Executive Incentive Plan shares using the treasury method	—	—	26	—
Weighted average shares outstanding — Diluted	117,813	117,749	117,981	117,535

Diluted (loss) earnings per share available to common stockholders:
Continuing operations	$(0.02)	$0.06	$0.17	$0.16
Discontinued operations	—	0.22	0.03	0.33
(Loss) earnings per common share — Diluted	$(0.02)	$0.28	$0.20	$0.49
The computation of diluted EPS for the three months ended June 30, 2014 did not include 2.9 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $11.59 to $26.66 as the effect would be anti-dilutive. The computation of diluted EPS for the six months ended June 30, 2014 did not include 1.6 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $22.78 to $26.66, because the option prices were greater than the average market prices of our common shares during the period. The computation of diluted EPS for the three and six months ended June 30, 2013 did not include 945,000 and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $24.45 to $26.66 and $24.12 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods.
The computation of diluted EPS for both the three and six months ended June 30, 2014 and 2013 did not include the 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments
The following table presents stock option activity during the six months ended June 30, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2014	2,985	$21.53
Granted	200	22.87
Exercised	(272)	17.49
Forfeited or expired	(60)	23.14
Outstanding at June 30, 2014	2,853	$21.97	4.0	$6,011
Exercisable at June 30, 2014	2,603	$21.96	3.5	$5,641
The fair value of the option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	3.8%
Risk-free interest rate	2.0%
Expected option life (years)	6.25
Expected volatility	39.8%
The following table presents information regarding restricted stock activity during the six months ended June 30, 2014:

	Unvested Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2014	857		$17.37
Granted	149		22.74
Vested	(83)		19.06
Forfeited	—		—
Unvested at June 30, 2014	923	*	$18.09
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.
During the six months ended June 30, 2014, we granted 149,080 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. The total grant-date value of the 82,770 shares of restricted stock that vested during the six months ended June 30, 2014 was approximately $1.6 million.

Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Restricted stock expense	$20	$1,490	$1,776	$3,031
Stock option expense	322	110	401	253
Employee stock purchase plan discount	9	6	17	9
Total equity-based expense	351	1,606	2,194	3,293
Restricted stock classified as a liability	26	39	131	39
Total expense	377	1,645	2,325	3,332
Less amount capitalized	(164)	(80)	(345)	(167)
Net share-based compensation expense	$213	$1,565	$1,980	$3,165
As of June 30, 2014, we had $15.1 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted-average period of 2.8 years.
Employment Related Agreements
Jeffrey Olson
In March 2014, Jeffrey Olson, our former Chief Executive Officer, informed us that he would not be renewing his employment agreement which was set to expire on December 31, 2014. On June 2, 2014, we entered into a Separation of Employment Agreement with Mr. Olson which resulted in a modification of the terms of his outstanding equity awards such that 58,240 shares of restricted stock that were scheduled to vest on December 31, 2014 are now scheduled to vest on August 29, 2014 and the post-employment window in which Mr. Olson can exercise his vested stock options was extended from three months to six months. In addition, the service and market conditions related to Mr. Olson's long-term incentive plan award ("LTIP") that was scheduled to vest on December 31, 2014 were modified such that the award is now scheduled to vest on August 29, 2014, subject to the market conditions being met. The modification of Mr. Olson’s stock options resulted in additional compensation expense of $232,000, as determined using a Black-Scholes-Merton model, which was recognized on the modification date as the options had previously vested. As a result of Mr. Olson’s separation and the related modification of the vesting conditions associated with his restricted stock and LTIP awards, all compensation expense previously recognized in relation to these awards (excluding the value of dividends previously paid on such awards) was reversed. The value of the modified restricted stock, as determined by the fair value of our common stock as of the modification date, and the fair value of the modified LTIP, as determined using a Monte Carlo simulation, will be recognized from the modification date through August 29, 2014. The modifications resulted in a net reversal of $1.7 million in compensation expense associated with these awards during the three and six months ended June 30, 2014. We expect to recognize $1.5 million in compensation expense in the third quarter of 2014 in connection with these awards.

David Lukes
On April 2, 2014, we entered into an employment agreement with David Lukes, our Chief Executive Officer, which became effective as of May 12, 2014 and has an initial term which ends on May 12, 2018. Mr. Lukes' employment agreement provides for an annual base salary of $850,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Lukes is eligible for a target performance bonus of 100% of his base salary, except that with respect to the 2014 calendar year, Mr. Lukes will receive an annual bonus of no less than $850,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Lukes was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Lukes also received a signing bonus of $500,000, which is included in general and administrative expenses in the accompanying statements of operations for the three and six months ended June 30, 2014. Mr. Lukes will repay the signing bonus in full in the event he resigns without good reason or is terminated for cause within 12 months of the commencement of his employment.

Upon the commencement of his employment, Mr. Lukes received 200,000 stock options with an exercise price of $22.87 per share that will vest ratably on the first, second, third and fourth anniversaries of the grant date. In addition, Mr. Lukes received 68,956 shares of restricted stock that will vest ratably on the second, third, and fourth anniversaries of the grant date and a LTIP, under which Mr. Lukes' target award is 156,300 shares of our common stock. The number of shares of stock that will ultimately be issued under the LTIP will be based on our performance during the four-year period beginning on the date of Mr. Lukes' employment. The performance metrics (and their weightings) are based on our absolute total shareholder return ("Absolute TSR") (25%), total shareholder return relative to specified peer companies ("Relative TSR") (25%) and growth in recurring funds from operations per share ("Recurring FFO Growth") (25%). The remaining 25% of Mr. Lukes' award will be discretionary. For each of these four components, Mr. Lukes can earn 50%, 100% or 200% of the 39,075 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Lukes' continued employment through the end of such period.
The Absolute TSR and Relative TSR components of Mr. Lukes’ LTIP are considered market-based awards. Accordingly, the probability of meeting the market criteria was considered when calculating the estimated fair value of the awards on the date of grant using Monte Carlo simulations. Furthermore, compensation expense associated with these awards will be recognized over the requisite service period as long as the requisite service is provided, regardless of whether the market criteria are achieved and the awards are ultimately earned. The significant assumptions used to value these awards include the volatility of our common stock (24.3%), the volatility of the common stock of various peer companies (which ranged from 13.7% to 28.6%), and the risk-free interest rate (1.3%). The aggregate estimated fair value of these components of Mr. Lukes’ LTIP was $1.5 million which will be recognized over the four-year performance period.
The Recurring FFO Growth component of Mr. Lukes’ LTIP is considered a performance-based award which is earned subject to future performance measurement. The award was valued at $19.51 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met.
Chaim Katzman
On June 2, 2014, we entered into a Chairman Compensation Agreement with Chaim Katzman, our Chairman of the Board, which will replace Mr. Katzman’s existing Chairman Compensation Agreement with the Company following the expiration of its term on December 31, 2014. The initial term of the new Chairman Compensation Agreement ends December 31, 2017. Pursuant to the agreement, Mr. Katzman will receive 255,000 shares of restricted stock that will vest as follows: (i) 7,095 shares on January 31, 2015; and (ii) 7,083 shares on the last day of each calendar month beginning February 2015 and ending December 2017. The award was valued at $22.24 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the period from the date of grant to January 2, 2015, at which time Mr. Katzman’s restricted stock will be entitled to receive dividends. Compensation expense related to the award will be recognized over the period from June 2014 through December 2017.
Thomas Caputo
On June 25, 2014, we entered into a new employment agreement with Thomas Caputo, our President, which is effective as of January 1, 2015 immediately following the expiration of the current term of Mr. Caputo’s existing employment agreement with the Company and ends on December 31, 2016. Mr. Caputo's new employment agreement provides for an annual base salary of $750,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Caputo will be eligible for a target performance bonus of 100% of his base salary that will be payable in cash. Pursuant to the agreement, on January 1, 2015, we will grant to Mr. Caputo $1.0 million in shares of our restricted common stock (valued by the Compensation Committee on the date of grant based on the average closing price of a share of our common stock during the 10 trading days immediately preceding the grant date), which shares will fully vest on December 31, 2016 subject to Mr. Caputo then being employed by the Company.
Michael Makinen
On June 25, 2014, we entered into an employment agreement with Michael Makinen to serve as our Chief Operating Officer. The agreement became effective as of July 15, 2014, and the initial term ends on July 15, 2018. Mr. Makinen's employment agreement provides for an annual base salary of $400,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Makinen is eligible for a target performance bonus of $300,000, except that with respect to the 2014 calendar year, Mr. Makinen will receive an annual bonus of no less than $300,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Makinen was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years.

Upon the commencement of his employment, Mr. Makinen received 5,000 shares of restricted stock that will vest in equal portions on the first and second anniversaries of the grant date and a LTIP, under which Mr. Makinen's target award will be 25,685 shares of our common stock. The number of shares of stock that will ultimately be awarded will be based on our performance during the four-year period beginning on the date of Mr. Makinen's employment. Mr. Makinen's LTIP award will share the same performance metrics and weightings as Mr. Lukes' LTIP award described above. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Makinen's continued employment through the end of such period.
Amended and Restated 2004 Employee Stock Purchase Plan
In 2004, we adopted an Employee Stock Purchase Plan (the “ESPP”) in order to provide a convenient means by which eligible employees could purchase shares of our common stock on a quarterly basis through payroll deductions and voluntary cash investments. The original ESPP terminated on March 31, 2014 pursuant to its own terms. Accordingly, our board of directors adopted an amended and restated ESPP which was approved by our stockholders at our May 2014 annual meeting. Under the amended and restated ESPP, the quarterly purchase price per share paid by employees is 85% of the average closing price per share of our common stock on the five trading days that immediately precede the last trading day of the quarter, provided, however, that in no event may the purchase price be less than the lower of (i) 85% of the closing price on the first trading day of the quarter or (ii) 85% of the closing price on the last trading day of the quarter. Shares purchased under the amended and restated ESPP are subject to a six-month holding requirement, subject to exceptions for hardship.
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
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gain (loss) on sale of real estate, gain (loss) on extinguishment of debt, equity in income of unconsolidated joint ventures, income tax provision from taxable REIT subsidiaries, amortization of deferred financing fees, impairments, and income attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is (loss) income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain (loss) on extinguishment of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with (loss) income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties.
The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
South Florida	$22,765	$23,296	$46,270	$46,337
North Florida	9,416	9,390	19,124	18,983
Southeast	8,857	9,491	18,385	18,882
Northeast	20,750	18,248	42,349	36,322
West Coast	19,414	17,011	37,697	33,950
Non-retail	906	394	1,832	660
Total segment revenue	82,108	77,830	165,657	155,134
Add:
Straight line rent adjustment	1,076	211	1,738	722
Accretion of below market lease intangibles, net	3,675	3,211	11,656	6,411
Management and leasing services	584	484	1,213	898
Total revenue	$87,443	$81,736	$180,264	$163,165

Net operating income (NOI):
South Florida	$15,697	$15,520	$32,256	$31,353
North Florida	6,588	6,482	13,463	12,646
Southeast (1)	6,000	6,588	13,787	13,273
Northeast	14,723	12,875	29,205	25,584
West Coast	12,982	11,288	25,523	22,794
Non-retail	751	241	1,510	399
Total NOI	56,741	52,994	115,744	106,049
Add:
Straight line rent adjustment	1,076	211	1,738	722
Accretion of below market lease intangibles, net	3,675	3,211	11,656	6,411
Management and leasing services	584	484	1,213	898
Elimination of intersegment expenses	2,754	2,595	5,514	5,188
Investment income	28	2,209	199	4,413
Equity in income of unconsolidated joint ventures	1,268	615	9,529	1,050
Gain on extinguishment of debt	—	107	1,074	107
Other income	5	162	2,846	162

Less:
Depreciation and amortization expense	27,666	22,797	53,933	44,530
General and administrative expense	8,872	9,673	19,786	18,567
Interest expense	16,086	16,701	32,986	33,937
Amortization of deferred financing fees	601	603	1,200	1,209
Impairment loss	13,892	2,662	13,892	2,662
(Loss) income from continuing operations before tax and discontinued operations	$(986)	$10,152	$27,716	$24,095
(1) Included in NOI for the Southeast region for the six months ended June 30, 2014 is the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants.

The following is a summary by segment of total assets included in the condensed consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
South Florida	$650,820	$690,328
North Florida	280,477	318,375
Southeast	274,356	305,013
Northeast	1,069,576	974,444
West Coast	854,829	833,890
Non-retail	60,150	61,273
Corporate assets	110,195	157,932
Properties held for sale	53,162	13,404
Total assets	$3,353,565	$3,354,659
16.    Commitments and Contingencies
As of June 30, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations.
As of June 30, 2014, we have invested an aggregate of approximately $70.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $69.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of June 30, 2014 will have a material adverse effect on our financial condition, results of operations or cash flows.
We were involved in litigation with the fee owner of the majority of the parking lot that services one of our shopping centers. The owner was seeking a declaratory judgment that we and our anchor tenant failed to properly exercise a renewal option under the ground lease at the end of 2012, thereby causing the lease to expire in March 2013. In May 2014, we entered into an agreement to purchase the parking lot for $5.4 million, which approximates fair value, in order to settle our dispute with the fee owner and the transaction was consummated in July 2014.
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

18.    Fair Value Measurements
Recurring Fair Value Measurements
As of June 30, 2014 and December 31, 2013, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of June 30, 2014, the fair value of one of our interest rate swaps consisted of an asset of $810,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $921,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2013, the fair value of our swaps was an asset of $2.9 million, which is included in other assets in our condensed consolidated balance sheet. The net unrealized loss on our interest rate swaps was $3.1 million and $4.7 million for the three and six months ended June 30, 2014, respectively, and is included in accumulated other comprehensive income. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets (liabilities) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements
Assets:	Total	Level 1	Level 2	Level 3
June 30, 2014	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$810	$—	$810	$—
Classified as a liability in accounts payable and accrued expenses	$(921)	$—	$(921)	$—

December 31, 2013
Interest rate derivatives:
Classified as an asset in other assets	$2,944	$—	$2,944	$—
Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2014, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive income was attributable to the net change in unrealized gains and losses related to the interest rate swaps that remained outstanding as of June 30, 2014, none of which were reported in the condensed consolidated statements of operations because they were documented and qualified as hedging instruments.

Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of June 30, 2014:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses(1)
	(In thousands)
Operating properties held and used	$11,900	$—	$—	$11,900	$9,573
Operating properties held for sale	16,800	—	16,800	—	2,058
Total	$28,700	$—	$16,800	$11,900	$11,631
____________________________________________
(1) Total losses exclude impairments of $2.2 million recognized related to properties sold during the six months ended June 30, 2014 primarily based on sales contracts.
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2013:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$6,600	$—	$—	$6,600	(2)	$2,406
Operating properties held for sale	3,875	—	3,875	—		1,313
Development properties held for use	6,400	—	—	6,400		3,085
Total	$16,875	$—	$3,875	$13,000		$6,804
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
The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	June 30, 2014		December 31, 2013
	Low	High	Low	High
Overall capitalization rates	10.0%	15.0%	12.5%	15.5%
Discount rates	12.0%	14.5%	10.0%	13.5%
Terminal capitalization rates	11.0%	13.5%	12.5%	12.5%

During the six months ended June 30, 2014, we recognized $9.6 million of impairment losses on two operating properties located in the Southeast region considered an asset group and one operating property located in the North Florida region. The operating properties located in the Southeast region were impaired due to the increased financial uncertainties surrounding a dark anchor tenant and the reconsideration of our anticipated holding period for the assets. The operating property in the North Florida region was impaired due to the loss of an anchor tenant and the re-leasing of such space at lower rents, as well as the reconsideration of our anticipated holding period for the asset. During the year ended December 31, 2013, we recognized $2.4 million of impairment losses on operating properties located in the Southeast region. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the six months ended June 30, 2014, we recognized $2.1 million of impairment losses on two properties held for sale located in the Southeast and South Florida regions. During the year ended December 31, 2013, we recognized an impairment loss of $1.3 million on a property held for sale located in the Southeast region. The estimated fair values related to the impairment assessments were based upon the expected sales prices as determined by executed contracts and, therefore, are classified within Level 2 of the fair value hierarchy.
During the year ended December 31, 2013, we recognized impairment losses of $3.1 million on land parcels located in the Southeast and West Coast regions. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy. During the six months ended June 30, 2014, we did not recognize impairment losses on development properties held for use.
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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2014 and December 31, 2013 was approximately $447.3 million and $461.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $414.7 million and $438.0 million as of June 30, 2014 and December 31, 2013, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2014 and December 31, 2013 was approximately $791.2 million and $762.6 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.6 million and $729.4 million as of June 30, 2014 and December 31, 2013, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2014 and December 31, 2013 was approximately $258.8 million and $248.7 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both June 30, 2014 and December 31, 2013.
The fair market value calculations of our debt as of June 30, 2014 and December 31, 2013 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of June 30, 2014, the fair value of one of our interest rate swaps consisted of an asset of $810,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $921,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our condensed consolidated balance sheets. See Note 18 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests was $989,000 as of both June 30, 2014 and December 31, 2013, which approximates fair value as determined by discounted cash flow analyses.

20.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$161,172	$1,401,374	$1,398,654	$(80)	$2,961,120
Investment in affiliates	2,678,334	—	—	(2,678,334)	—
Other assets	256,021	95,994	834,548	(794,118)	392,445
TOTAL ASSETS	$3,095,527	$1,497,368	$2,233,202	$(3,472,532)	$3,353,565
LIABILITIES
Total notes payable	$1,712,598	$123,580	$451,719	$(760,600)	$1,527,297
Other liabilities	12,420	87,612	181,082	(33,598)	247,516
TOTAL LIABILITIES	1,725,018	211,192	632,801	(794,198)	1,774,813
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,370,509	1,286,176	1,599,412	(2,678,334)	1,577,763
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,095,527	$1,497,368	$2,233,202	$(3,472,532)	$3,353,565

Condensed Consolidating Balance Sheet As of December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$178,797	$1,424,571	$1,313,598	$(133)	$2,916,833
Investment in affiliates	2,680,043	—	—	(2,680,043)	—
Other assets	229,761	92,916	918,026	(802,877)	437,826
TOTAL ASSETS	$3,088,601	$1,517,487	$2,231,624	$(3,483,053)	$3,354,659
LIABILITIES
Total notes payable	$1,670,438	$131,217	$467,354	$(760,600)	$1,508,409
Other liabilities	22,979	90,894	170,872	(42,410)	242,335
TOTAL LIABILITIES	1,693,417	222,111	638,226	(803,010)	1,750,744
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,395,184	1,295,376	1,592,409	(2,680,043)	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,088,601	$1,517,487	$2,231,624	$(3,483,053)	$3,354,659

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,133	$43,391	$37,919	$—	$87,443
Equity in subsidiaries' earnings	27,435	—	—	(27,435)	—
Total costs and expenses	10,336	23,890	25,199	(274)	59,151
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,232	19,501	12,720	(27,161)	28,292
Other income and (expense)	(25,725)	(5,530)	2,220	(243)	(29,278)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(2,493)	13,971	14,940	(27,404)	(986)
Income tax benefit (provision) of taxable REIT subsidiaries	—	26	(105)	—	(79)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,493)	13,997	14,835	(27,404)	(1,065)
Income (loss) from discontinued operations	7	(53)	68	1	23
Gain from sale of operating properties	8	1,125	8	—	1,141
NET (LOSS) INCOME	(2,478)	15,069	14,911	(27,403)	99
Other comprehensive loss	(2,278)	—	(67)	—	(2,345)
COMPREHENSIVE (LOSS) INCOME	(4,756)	15,069	14,844	(27,403)	(2,246)
Comprehensive income attributable to noncontrolling interests	—	—	(2,510)	—	(2,510)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,756)	$15,069	$12,334	$(27,403)	$(4,756)

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,626	$41,687	$33,423	$—	$81,736
Equity in subsidiaries' earnings	53,113	—	—	(53,113)	—
Total costs and expenses	10,805	22,195	21,854	(143)	54,711
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	48,934	19,492	11,569	(52,970)	27,025
Other income and (expense)	(16,532)	(3,357)	3,241	(225)	(16,873)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	32,402	16,135	14,810	(53,195)	10,152
Income tax benefit (provision) of taxable REIT subsidiaries	—	30	(37)	—	(7)
INCOME FROM CONTINUING OPERATIONS	32,402	16,165	14,773	(53,195)	10,145
Income from discontinued operations	1,364	24,465	84	119	26,032
NET INCOME	33,766	40,630	14,857	(53,076)	36,177
Other comprehensive income	7,585	—	128	—	7,713
COMPREHENSIVE INCOME	41,351	40,630	14,985	(53,076)	43,890
Comprehensive income attributable to noncontrolling interests	—	—	(2,539)	—	(2,539)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$41,351	$40,630	$12,446	$(53,076)	$41,351

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$12,718	$92,783	$74,763	$—	$180,264
Equity in subsidiaries' earnings	78,277	—	—	(78,277)	—
Total costs and expenses	23,445	48,201	46,959	(487)	118,118
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	67,550	44,582	27,804	(77,790)	62,146
Other income and (expense)	(43,605)	(7,283)	16,943	(485)	(34,430)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	23,945	37,299	44,747	(78,275)	27,716
Income tax benefit (provision) of taxable REIT subsidiaries	—	7	(619)	—	(612)
INCOME FROM CONTINUING OPERATIONS	23,945	37,306	44,128	(78,275)	27,104
Income from discontinued operations	7	3,057	17	6	3,087
(Loss) gain from sale of operating properties	(280)	1,125	38	—	883
NET INCOME	23,672	41,488	44,183	(78,269)	31,074
Other comprehensive loss	(3,023)	—	(193)	—	(3,216)
COMPREHENSIVE INCOME	20,649	41,488	43,990	(78,269)	27,858
Comprehensive income attributable to noncontrolling interests	—	—	(7,209)	—	(7,209)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,649	$41,488	$36,781	$(78,269)	$20,649

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$13,181	$83,676	$66,308	$—	$163,165
Equity in subsidiaries' earnings	96,236	—	—	(96,236)	—
Total costs and expenses	21,436	45,366	40,406	(214)	106,994
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	87,981	38,310	25,902	(96,022)	56,171
Other income and (expense)	(36,473)	(3,623)	8,470	(450)	(32,076)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	51,508	34,687	34,372	(96,472)	24,095
Income tax benefit (provision) of taxable REIT subsidiaries	—	70	(91)	—	(21)
INCOME FROM CONTINUING OPERATIONS	51,508	34,757	34,281	(96,472)	24,074
Income from discontinued operations	6,933	32,131	24	306	39,394
NET INCOME	58,441	66,888	34,305	(96,166)	63,468
Other comprehensive income	8,988	—	210	—	9,198
COMPREHENSIVE INCOME	67,429	66,888	34,515	(96,166)	72,666
Comprehensive income attributable to noncontrolling interests	—	—	(5,237)	—	(5,237)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$67,429	$66,888	$29,278	$(96,166)	$67,429

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(55,029)	$60,484	$65,163	$70,618
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(350)	(85,551)	(85,901)
Additions to income producing properties	(1,027)	(3,690)	(4,456)	(9,173)
Additions to construction in progress	(1,199)	(25,147)	(7,077)	(33,423)
Deposits for the acquisition of income producing properties	(425)	—	—	(425)
Proceeds from sale of real estate and rental properties	9,374	29,598	17,326	56,298
Decrease in cash held in escrow	(22,704)	—	—	(22,704)
Repayment of loans receivable	—	—	60,526	60,526
Increase in deferred leasing costs and lease intangibles	(259)	(1,773)	(725)	(2,757)
Investment in joint ventures	—	—	(289)	(289)
Repayments of advances to joint ventures	—	—	27	27
Distributions from joint ventures	—	—	16,232	16,232
Repayments from subsidiaries, net	80,644	(51,482)	(29,162)	—
Net cash provided by (used in) investing activities	64,404	(52,844)	(33,149)	(21,589)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(7,640)	(24,324)	(31,964)
Net borrowings under revolving credit facilities	42,000	—	—	42,000
Proceeds from issuance of common stock	4,852	—	—	4,852
Repurchase of common stock	(205)	—	—	(205)
Dividends paid to stockholders	(52,289)	—	—	(52,289)
Purchase of noncontrolling interest	—	—	(763)	(763)
Distributions to noncontrolling interests	—	—	(6,927)	(6,927)
Net cash used in financing activities	(5,642)	(7,640)	(32,014)	(45,296)
Net increase in cash and cash equivalents	3,733	—	—	3,733
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$29,316	$—	$—	$29,316

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(37,326)	$52,387	$46,457	$61,518
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(37,000)	—	(37,000)
Additions to income producing properties	(850)	(4,603)	(1,660)	(7,113)
Additions to construction in progress	(371)	(13,986)	(3,401)	(17,758)
Deposits for the acquisition of income producing properties	(1,150)	—	—	(1,150)
Proceeds from sale of real estate and rental properties	49,131	118,363	5,528	173,022
Increase in cash held in escrow	(10,258)	—	—	(10,258)
Purchase of below market leasehold interest	—	(25,000)	—	(25,000)
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	28,659	28,659
Increase in deferred leasing costs and lease intangibles	(627)	(2,204)	(1,696)	(4,527)
Investment in joint ventures	—	—	(4,266)	(4,266)
Advances to joint ventures	—	—	(143)	(143)
Distributions from joint ventures	—	—	1,595	1,595
Repayments from subsidiaries, net	94,653	(86,580)	(8,073)	—
Net cash provided by (used in) investing activities	130,528	(51,010)	4,543	84,061
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,584)	(1,377)	(26,362)	(31,323)
Net repayments under revolving credit facilities	(47,000)	—	—	(47,000)
Payment of deferred financing costs	(6)	—	—	(6)
Proceeds from issuance of common stock	8,176	—	—	8,176
Repurchase of common stock	(348)	—	—	(348)
Stock issuance costs	(94)	—	—	(94)
Dividends paid to stockholders	(52,105)	—	—	(52,105)
Purchase of noncontrolling interests	—	—	(18,917)	(18,917)
Distributions to noncontrolling interests	—	—	(5,041)	(5,041)
Distributions to redeemable noncontrolling interests	—	—	(680)	(680)
Net cash used in financing activities	(94,961)	(1,377)	(51,000)	(147,338)
Net decrease in cash and cash equivalents	(1,759)	—	—	(1,759)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$25,657	$—	$—	$25,657
21. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2014 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have included such events in the footnotes herein.

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
As of June 30, 2014, our consolidated shopping center portfolio comprised 135 properties, including 113 retail properties and six non-retail properties totaling approximately 14.6 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 1.8 million square feet of GLA upon completion, and five land parcels. As of June 30, 2014, our consolidated shopping center occupancy was 94.2% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we continued to see increasing interest from prospective small shop tenants during the first half of 2014 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of June 30, 2014, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets located in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While we have experienced and expect to see continued gradual improvement in general economic conditions during the remainder of 2014, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in certain Southeast and North and Central Florida markets. In addition, certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from internet retailers. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of new supply which limits competition, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property portfolio occupancy in 2014 will increase approximately 1.0% over 2013 and our same-property net operating income (as defined in results of operations below) for 2014 will reflect an increase over 2013 of 2.5% to 3.25%.
The execution of our business strategy during the second quarter of 2014 resulted in:

•	the sale of four non-core assets for aggregate gross proceeds of $32.3 million, resulting in a net gain of $1.2 million;

•	the prepayment of $6.6 million in mortgage debt;

•
the signing of 39 new leases totaling 168,630 square feet, including 23 new leases totaling 53,142 square feet at an average rental rate of $20.09 per square foot in 2014 (excluding $21.75 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $18.14 per square foot, on a same space(1) basis, resulting in a 10.8% average rent spread;

•
the renewal and extension of 86 leases totaling 442,140 square feet, including 85 leases totaling 435,540 square feet at an average rental rate of $14.22 per square foot in 2014 (excluding $0.70 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $13.67 per square foot, on a same space basis, a 4.1% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 94.2% at June 30, 2014 from 93.9% at March 31, 2014, and from 91.5% at June 30, 2013; and

•	the increase in occupancy on a same-property basis(3) to 94.2% at June 30, 2014 from 94.1% at March 31, 2014, and an increase of 40 basis points as compared to June 30, 2013.
Including the above, for the six months ended June 30, 2014, the execution of our business strategy resulted in:

•
the acquisition of the two remaining parcels within the Westwood Complex in Bethesda, Maryland for an aggregate purchase price of $80.0 million, thereby completing our acquisition of the entire seven-parcel Westwood Complex. Concurrent with the acquisitions, the outstanding principal balance of the related mortgage loan and mezzanine loan, totaling $60.5 million, were repaid in full by the respective borrowers;

•	the acquisition of an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•
the acquisition of our joint venture partners' interests in Talega Village Center for an additional cash investment of $6.2 million, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value;

•	the sale of eight non-core assets for aggregate gross proceeds of $58.6 million, resulting in a net gain of $4.0 million;

•
the sale of the property held by our joint venture, Vernola Marketplace JV, LLC, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	the prepayment of $22.5 million in mortgage debt;

•
the signing of 90 new leases totaling 411,526 square feet, including 56 new leases totaling 196,945 square feet at an average rental rate of $16.53 per square foot in 2014 (excluding $11.46 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $17.19 per square foot, on a same space basis, resulting in a negative 3.9% average rent spread. Excluding the new anchor lease at Park Promenade, the average rental rate of the 55 new leases, on a same space basis, is $22.35 per square foot (excluding $14.76 per square foot of tenant improvements and concessions), as compared to the prior in-place average rent of $20.34 per square foot or an 9.9% average rent spread;

•
the renewal and extension of 158 leases totaling 876,083 square feet, including 157 leases totaling 869,483 square feet at an average rental rate of $16.42 per square foot in 2014 (excluding $0.44 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $15.74 per square foot, on a same space basis, a 4.3% average rent spread;

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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development, redevelopment or expansion. For the three months ended June 30, 2014, there were no changes to the same-property pool other than those resulting from properties that were disposed of during the quarter.
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is (loss) income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gains from extinguishments of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from (loss) income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with (loss) income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to (loss) income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We review operating and financial data, primarily NOI, for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Note 15 to the condensed consolidated financial statements included in this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations for the three and six months ended June 30, 2014 and 2013.
Same-Property NOI and Occupancy Information
Same-property NOI increased by $1.2 million, or 2.6%, and $2.3 million, or 2.5%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases, including the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased 2.3% and 1.9% for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively.
Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except number of properties)
Same-property net operating income	$47,219	$46,012	$95,263	$92,951
Adjustments (1)	202	423	1,659	(20)
Same-property net operating income before adjustments	47,421	46,435	96,922	92,931
Non same-property net operating income	9,320	6,559	18,822	13,118
Net operating income (2)	$56,741	$52,994	$115,744	$106,049
Number of properties	108		108
GLA (in square feet)	13,387		13,387
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same-property results. Such adjustments include: common area maintenance costs and real estate taxes related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, lease termination costs, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to (loss) income from continuing operations before tax and discontinued operations is provided in Note 15 to the condensed consolidated financial statements included in this report.
Same-property net operating income by geographical segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
South Florida	$14,943	$14,168	$30,304	$29,095
North Florida	5,130	5,006	10,304	10,164
Southeast	6,197	6,126	12,443	12,373
Northeast	10,833	10,538	21,486	20,868
West Coast	10,116	10,174	20,726	20,451
Same-property net operating income	$47,219	$46,012	$95,263	$92,951

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment:

	Occupancy			GLA as of
	2014	2013	% Change	June 30, 2014
				(In thousands)
South Florida	93.4%	92.4%	1.0%	4,374,018
North Florida	89.3%	87.5%	1.8%	2,348,088
Southeast	92.9%	94.3%	(1.4)%	2,806,988
Northeast	99.1%	98.5%	0.6%	2,074,654
West Coast	98.5%	98.5%	—%	1,782,879
Same-property consolidated shopping center occupancy	94.1%	93.7%	0.4%	13,386,627
Non-retail	94.9%	95.5%	(0.6)%	466
				13,387,093
Comparison of the Three Months Ended June 30, 2014 to 2013
The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2014 as compared to the same period in 2013:

	Three Months Ended June 30,
	2014	2013	% Change
	(In thousands)
Total revenue	$87,443	$81,736	7.0%
Property operating expenses	22,613	22,241	1.7%
Depreciation and amortization	27,666	22,797	21.4%
General and administrative expenses	8,872	9,673	(8.3)%
Investment income	28	2,209	(98.7)%
Equity in income of unconsolidated joint ventures	1,268	615	NM*
Interest expense	16,086	16,701	(3.7)%
Impairment loss	13,892	2,662	NM*
Income from discontinued operations	23	26,032	NM*
Gain on sale of operating properties	1,141	—	NM*
Net income	99	36,177	(99.7)%
Net (loss) income attributable to Equity One, Inc.	(2,411)	33,638	(107.2)%
______________________________________________
* NM = Not meaningful
Total revenue increased by $5.7 million, or 7.0%, to $87.4 million in 2014 from $81.7 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $4.7 million associated with properties acquired in 2013 and 2014;

•	an increase of approximately $1.7 million in same-property revenue due to higher rent from new rent commencements and renewals; and

•	an increase of approximately $120,000 related to development and redevelopment projects; partially offset by

•	a decrease of approximately $855,000 associated with properties sold in 2014.

Property operating expenses increased by $372,000, or 1.7%, to $22.6 million in 2014 from $22.2 million in 2013. The increase primarily consists of the following:

•	an increase of approximately $1.1 million associated with properties acquired in 2013 and 2014; partially offset by

•	a decrease of approximately $447,000 associated with properties sold in 2014; and

•	a decrease of approximately $229,000 in operating expenses related to various development and redevelopment projects.
Depreciation and amortization increased by $4.9 million, or 21.4%, to $27.7 million for 2014 from $22.8 million in 2013. The increase was primarily related to the following:

•	a net increase of approximately $3.5 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $2.3 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $720,000 due to assets becoming fully depreciated during 2014 and 2013; and

•	a decrease of approximately $210,000 associated with properties sold in 2014.
General and administrative expenses decreased by $801,000, or 8.3%, to $8.9 million for 2014 from $9.7 million in 2013. The decrease was primarily related to the following:

•	a decrease of approximately $1.5 million related to the net reversal of stock-based compensation expense recognized in prior periods associated with stock awards previously granted to our former CEO;

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of $475,000; and

•	a decrease of approximately $462,000 due to lower personnel related costs; partially offset by

•	an increase of approximately $1.2 million in severance costs, signing bonus payments and other costs associated with our reorganization;

•	an increase in professional services fees of $250,000, primarily related to legal fees; and

•	an increase of approximately $150,000 in Board of Director fees due to stock awards granted to our Chairman.
We recorded investment income of $28,000 in 2014 compared to $2.2 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and mezzanine loans that were repaid in January 2014 and another mezzanine loan that was repaid in August 2013.
We recorded $1.3 million of equity in income of unconsolidated joint ventures in 2014 compared to $615,000 in 2013. The increase was primarily related to the acceleration of the accretion of a below market lease liability upon the tenant vacating the space at a property held by one of our joint ventures of which our proportionate share was $609,000.

Interest expense decreased by $615,000, or 3.7%, to $16.1 million for 2014 from $16.7 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $655,000 due to higher capitalized interest as a result of the commencement of a major development project; and

•	a decrease of approximately $575,000 associated with lower mortgage interest primarily due to the repayment of mortgages during 2013 and 2014; partially offset by

•	an increase of approximately $445,000 primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions; and

•	an increase of approximately $115,000 associated with higher interest expense and unused facility fees associated with the unsecured revolving credit facilities.
We recorded impairment losses in continuing operations in 2014 and 2013 of $13.9 million and $2.7 million, respectively. The 2014 impairment loss consisted of $9.6 million of impairment charges related to income producing properties held and used, $2.2 million of impairment charges related to operating properties sold and $2.1 million of impairment charges related to operating properties held for sale. The 2013 impairment loss primarily related to a land parcel located in the West Coast region. See Note 18 to the condensed consolidated financial statements included in this report for additional discussion of impairment losses.
In 2014, we recorded income from discontinued operations of $23,000 compared to $26.0 million in 2013. The decrease is primarily attributable to a decrease of $25.8 million related to net gains from the disposition of operating properties and a decrease of $1.1 million in operating income from sold or held for sale properties. Upon the adoption of Accounting Standards Update ("ASU") No. 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold during the current period that were not previously classified as discontinued operations are reported in continuing operations as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU No. 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations. During the three months ended June 30, 2014, the results of operations for one property in our South Florida region (Summerlin Square) classified as held for sale is presented as a discontinued operation in the accompanying condensed consolidated statements of operations for all periods presented as it was classified as held for sale prior to the adoption of ASU No. 2014-08. During the three months ended June 30, 2013, we sold eight properties in our South Florida, North Florida and Southeast regions and two outparcels in our West Coast region for a total sales price of $87.4 million. The results of operations for these properties are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2013.
We recorded a gain on sale of operating properties of $1.1 million in 2014 due to the sale of four properties in our North Florida and South Florida regions. Prior to the adoption of ASU No. 2014-08, such gains would have been included in income from discontinued operations.
As a result of the foregoing, net income decreased by $36.1 million to $99,000 for 2014 compared to $36.2 million in 2013. Net (loss) income attributable to Equity One, Inc. decreased by $36.0 million to a loss of $2.4 million for 2014 compared to income of $33.6 million in 2013.

Comparison of the Six Months Ended June 30, 2014 to 2013
The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2014 as compared to the same period in 2013:

	Six Months Ended June 30,
	2014	2013	% Change
	(In thousands)
Total revenue	$180,264	$163,165	10.5%
Property operating expenses	44,399	43,897	1.1%
Depreciation and amortization	53,933	44,530	21.1%
General and administrative expenses	19,786	18,567	6.6%
Investment income	199	4,413	(95.5)%
Equity in income of unconsolidated joint ventures	9,529	1,050	NM*
Other income	2,846	162	NM*
Interest expense	32,986	33,937	(2.8)%
Gain on extinguishment of debt	1,074	107	NM*
Impairment loss	13,892	2,662	NM*
Income from discontinued operations	3,087	39,394	NM*
Gain on sale of operating properties	883	—	NM*
Net income	31,074	63,468	(51.0)%
Net income attributable to Equity One, Inc.	23,865	58,231	(59.0)%
______________________________________________
* NM = Not meaningful
Total revenue increased by $17.1 million, or 10.5%, to $180.3 million in 2014 from $163.2 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $9.1 million associated with properties acquired in 2013 and 2014;

•
an increase of approximately $4.4 million related to the recognition of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing;

•
an increase of approximately $3.6 million in same-property revenue due to higher rent from new rent commencements and renewals as well as an increase in expense recovery income primarily due to higher recoverable operating expenses, including higher snow removal costs and higher recovery ratios; and

•	an increase of approximately $700,000 related to development and redevelopment projects; partially offset by

•	a decrease of approximately $940,000 associated with properties sold in 2014.
Property operating expenses increased by $502,000, or 1.1%, to $44.4 million in 2014 from $43.9 million in 2013. The increase primarily consists of the following:

•	an increase of approximately $2.1 million associated with properties acquired in 2013 and 2014; partially offset by

•
a net decrease of approximately $1.0 million in same-property expenses primarily attributable to lower bad debt expense from the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, partially offset by higher snow removal costs in 2014; and

•	a decrease of approximately $650,000 associated with properties sold in 2014.

Depreciation and amortization increased by $9.4 million, or 21.1%, to $53.9 million for 2014 from $44.5 million in 2013. The increase was primarily related to the following:

•	an increase of approximately $6.8 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $4.1 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $1.3 million due to assets becoming fully depreciated and amortized during 2014 and 2013; and

•	a decrease of approximately $210,000 associated with properties sold in 2014.
General and administrative expenses increased by $1.2 million, or 6.6%, to $19.8 million for 2014 from $18.6 million in 2013. The increase was primarily related to the following:

•	an increase of approximately $1.2 million in severance costs, signing bonus payments and other costs associated with our reorganization;

•	an increase in transaction-related costs in connection with completed or pending property acquisitions of $806,000;

•	an increase in professional service fees of approximately $552,000, primarily related to legal fees; and

•	an increase of approximately $150,000 in Board of Director fees due to stock awards granted to our Chairman; partially offset by

•	a decrease of approximately $1.5 million related to the net reversal of stock-based compensation expense recognized in prior periods associated with stock awards previously granted to our former CEO.
We recorded investment income of $199,000 in 2014 compared to $4.4 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and mezzanine loans that were repaid in January 2014 and another mezzanine loan that was repaid in August 2013.
We recorded $9.5 million of equity in income of unconsolidated joint ventures in 2014 compared to $1.1 million in 2013. The increase was primarily related to the sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), an increase related to the acceleration of the accretion of a below market lease liability upon the tenant vacating the space at a property held by one of our joint ventures (our proportionate share was $609,000), an increase from the operations of two joint venture properties acquired in 2013 and a decrease in interest expense due to the repayment of a mortgage by a joint venture during the second quarter of 2013.
We recorded other income of $2.8 million in 2014 compared to $162,000 in 2013. The increase was primarily related to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $951,000, or 2.8%, to $33.0 million for 2014 from $33.9 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $1.3 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2013 and 2014; and

•	a decrease of approximately $525,000 due to higher capitalized interest as a result of the commencement of a major development project; and

•	a decrease of approximately $175,000 associated with lower interest expense and agency fees associated with the unsecured revolving credit facilities; partially offset by

•	an increase of approximately $885,000 primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions.

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
We recorded impairment losses in continuing operations in 2014 and 2013 of $13.9 million and $2.7 million, respectively. The 2014 impairment loss consisted of $9.6 million of impairment charges related to income producing properties, $2.2 million of impairment charges related to operating properties sold and $2.1 million of impairment charges related to operating properties held for sale. The 2013 impairment loss primarily related to a land parcel located in the West Coast region. See Note 18 to the condensed consolidated financial statements included in this report for additional discussion of impairment losses.
In 2014, we recorded income from discontinued operations of $3.1 million compared to $39.4 million in 2013. The decrease is primarily attributable to a decrease of $33.7 million related to net gains from the disposition of operating properties and a decrease of $3.6 million in operating income from sold or held for sale properties. During the six months ended June 30, 2014, the results of operations for two of the properties sold (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square) classified as held for sale are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08. During the six months ended June 30, 2013, we sold twenty properties in our South Florida, North Florida and Southeast regions and two outparcels in our West Coast region for a total sales price of $188.0 million. The results of operations for these properties are presented as discontinued operations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013.
We recorded a gain on sale of operating properties of $883,000 in 2014 due to the sale of eight properties in our Southeast, North Florida and South Florida regions. Prior to the adoption of ASU No. 2014-08, such gains would have been included in income from discontinued operations.
As a result of the foregoing, net income decreased by $32.4 million to $31.1 million for 2014 from $63.5 million in 2013. Net income attributable to Equity One, Inc. decreased by $34.4 million to $23.9 million for 2014 compared to $58.2 million in 2013.

The following table sets forth the financial information relating to our continuing operations presented by segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
South Florida	$22,765	$23,296	$46,270	$46,337
North Florida	9,416	9,390	19,124	18,983
Southeast	8,857	9,491	18,385	18,882
Northeast	20,750	18,248	42,349	36,322
West Coast	19,414	17,011	37,697	33,950
Non-retail	906	394	1,832	660
Total segment revenue	82,108	77,830	165,657	155,134
Add:
Straight line rent adjustment	1,076	211	1,738	722
Accretion of below market lease intangibles, net	3,675	3,211	11,656	6,411
Management and leasing services	584	484	1,213	898
Total revenue	$87,443	$81,736	$180,264	$163,165

Net operating income (NOI):
South Florida	$15,697	$15,520	$32,256	$31,353
North Florida	6,588	6,482	13,463	12,646
Southeast	6,000	6,588	13,787	13,273
Northeast	14,723	12,875	29,205	25,584
West Coast	12,982	11,288	25,523	22,794
Non-retail	751	241	1,510	399
Total NOI	$56,741	$52,994	$115,744	$106,049
For a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended June 30, 2014 to 2013 - Segments
South Florida: Revenue decreased by 2.3%, or $531,000, to $22.8 million for 2014 from $23.3 million for 2013. NOI increased by 1.1%, or $177,000, to $15.7 million for 2014 from $15.5 million for 2013. The decrease in revenue is primarily due to lower expense recovery income due to a decrease in expense recovery ratios, partially offset by an increase in rent from contractual rent increases and rent commencements. The increase in NOI is due to lower bad debt expense, partially offset by the decrease in revenue.
North Florida: Revenue remained relatively unchanged at $9.4 million for 2014 and 2013. NOI increased by 1.6%, or $106,000, to $6.6 million for 2014 from $6.5 million for 2013. The increase in NOI is due to a decrease in property operating expenses.
Southeast: Revenue decreased by 6.7%, or $634,000, to $8.9 million for 2014 from $9.5 million for 2013. NOI decreased by 8.9%, or $588,000, to $6.0 million for 2014 from $6.6 million for 2013. The decrease in revenue and NOI is primarily the result of the disposal of two properties during the first quarter of 2014. The results of operations for the two properties are included in continuing operations in the condensed consolidated statements of operations for all periods presented.

Northeast: Revenue increased by 13.7%, or $2.5 million, to $20.8 million for 2014 from $18.2 million for 2013. NOI increased by 14.4%, or $1.8 million, to $14.7 million for 2014 from $12.9 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of The Village Center and various Westwood Complex parcels; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI is the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2013 and 2014 acquisitions.
West Coast: Revenue increased by 14.1%, or $2.4 million, to $19.4 million for 2014 from $17.0 million for 2013. NOI increased by 15.0%, or $1.7 million, to $13.0 million for 2014 from $11.3 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of Pleasanton Plaza and Talega Village Center, and contractual rent increases and rent commencements at our same site properties. The increase in NOI is primarily attributable to the increase in revenue partially offset by higher operating expenses from our 2013 and 2014 acquisitions and at our same site properties and higher bad debt expense.
Non-retail: Revenue increased by $512,000 to $906,000 for 2014 from $394,000 for 2013. NOI increased by $510,000 to $751,000 for 2014 from $241,000 for 2013. The increase in revenue and NOI is due to the 2013 and 2014 acquisition of various non-retail Westwood Complex parcels.
Comparison of the Six Months Ended June 30, 2014 to 2013 - Segments
South Florida: Revenue remained relatively unchanged at $46.3 million for 2014 and 2013. NOI increased by 2.9%, or $903,000, to $32.3 million for 2014 from $31.4 million for 2013. The increase in NOI is primarily due to lower bad debt expense.
North Florida: Revenue increased by 0.7%, or $141,000, to $19.1 million for 2014 from $19.0 million for 2013. NOI increased by 6.5%, or $817,000, to $13.5 million for 2014 from $12.6 million for 2013. The increase in revenue is primarily the result of contractual rent increases and rent commencements at our same site properties. The increase in NOI is due to a lease termination fee paid in 2013, lower bad debt expense and the increase in revenue.
Southeast: Revenue decreased by 2.6%, or $497,000, to $18.4 million for 2014 from $18.9 million for 2013. NOI increased by 3.9%, or $514,000, to $13.8 million for 2014 from $13.3 million for 2013. The decrease in revenue is primarily the result of asset dispositions in 2014 partially offset by contractual rent increases and rent commencements at our same site properties. The increase in NOI is a result of a decrease in bad debt expense due to the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants partially offset by the decrease in revenue.
Northeast: Revenue increased by 16.6%, or $6.0 million, to $42.3 million for 2014 from $36.3 million for 2013. NOI increased by 14.2%, or $3.6 million, to $29.2 million for 2014 from $25.6 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of The Village Center and various Westwood Complex parcels; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI is the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2013 and 2014 acquisitions and higher snow removal expense across the region.
West Coast: Revenue increased by 11.0%, or $3.7 million, to $37.7 million for 2014 from $34.0 million for 2013. NOI increased by 12.0%, or $2.7 million, to $25.5 million for 2014 from $22.8 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of Pleasanton Plaza and Talega Village Center, and contractual rent increases and rent commencements at our same site properties. The increase in NOI is primarily attributable to the increase in revenue partially offset by higher operating expenses from our 2013 and 2014 acquisitions and at our same site properties.
Non-retail: Revenue increased by $1.2 million to $1.8 million for 2014 from $660,000 for 2013. NOI increased by $1.1 million to $1.5 million for 2014 from $399,000 for 2013. The increase in revenue and NOI is due to the 2013 and 2014 acquisition of various non-retail Westwood Complex parcels.

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
FFO, as defined by NAREIT, is “net (loss) income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” NAREIT states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
The following table illustrates the calculation of FFO and FFO available to diluted common shareholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net (loss) income attributable to Equity One, Inc.	$(2,411)	$33,638	$23,865	$58,231
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	27,385	23,768	53,320	46,756
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	1,070	1,076	2,121	2,161
Gain on disposal of depreciable assets, net of tax (1)	(997)	(24,430)	(4,005)	(35,626)
Pro-rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	—	—	(8,007)	—
Impairments of depreciable real estate, net of tax (1)	13,892	215	13,892	215
Funds from operations	38,939	34,267	81,186	71,737
Adjustment:
Earnings attributed to noncontrolling interests (3)	2,499	2,499	4,998	4,998
Funds from operations available to diluted shareholders	$41,438	$36,766	$86,184	$76,735
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest, for the six months ended June 30, 2014. See Note 5 to the condensed consolidated financial statements for further discussion.
(3) Represents earnings attributed to convertible units held by Liberty International Holdings Limited ("LIH"). Although these convertible units are excluded from our calculation of (loss) earnings per diluted share, FFO available to diluted shareholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share.

The following table reflects the reconciliation of FFO per diluted share to (loss) earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

(Loss) earnings per diluted share attributable to Equity One, Inc.	$(0.02)	$0.28	$0.20	$0.49
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.21	0.18	0.41	0.36
Earnings allocated to noncontrolling interest (1)	0.02	0.02	0.04	0.04
Net adjustment for rounding and earnings attributable to unvested shares (2)	—	(0.02)	(0.02)	(0.03)
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	0.01	0.01	0.02	0.02
Gain on disposal of depreciable assets, net of tax	(0.01)	(0.19)	(0.03)	(0.28)
Pro-rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest	—	—	(0.06)	—
Impairments of depreciable real estate, net of tax	0.11	—	0.11	—
Funds from operations per diluted share	$0.32	$0.28	$0.67	$0.60
Weighted average diluted shares (in thousands) (3)	129,441	129,107	129,338	128,893
______________________________________________
(1) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating (loss) earnings per diluted share. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for earnings allocated to unvested shares and shares issuable to LIH and for the rounding of the individual calculations.
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
Critical Accounting Policies
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three and six months ended June 30, 2014, there were no material changes to these policies except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of June 30, 2014, we had approximately $29.3 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $580.0 million of which $499.0 million was the maximum available to be drawn thereunder, based on the financial covenants contained in those facilities. As of June 30, 2014, we had $133.0 million drawn under our $575.0 million credit facility, which bore interest at a weighted-average rate of 1.32% per annum at such date, and had no borrowings outstanding under our $5.0 million credit facility.
During the remainder of 2014, we have approximately $4.0 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of June 30, 2014, we have invested an aggregate of approximately $70.0 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $69.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2014:

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

•	We acquired an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•	We acquired our joint venture partners' interests in Talega Village Center for an additional cash investment of $6.2 million;

•	We sold eight non-core assets for aggregate gross proceeds of $58.6 million, resulting in a total net gain of $4.0 million;

•	Our joint venture, Vernola Marketplace JV, LLC, sold a property, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	We prepaid $22.5 million in mortgage loans with a weighted average interest rate of 6.1%;

•	We increased the borrowings outstanding under our $575.0 million line of credit from $91.0 million as of December 31, 2013 to $133.0 million as of June 30, 2014; and

•	We invested approximately $45.4 million in capital expenditures to improve our properties.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$70,618	$61,518	$9,100
Net cash (used in) provided by investing activities	$(21,589)	$84,061	$(105,650)
Net cash used in financing activities	$(45,296)	$(147,338)	$102,042
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $70.6 million for the six months ended June 30, 2014 compared to $61.5 million in the 2013 period. The increase is due primarily to an increase in operating income from our properties and the timing of expenses.
Net cash used in investing activities was $21.6 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $84.1 million for the same period in 2013. Investing activities during 2014 primarily consisted of: acquisitions of income producing properties of $85.9 million; additions to construction in progress of $33.4 million; an increase in cash held in escrow of $22.7 million and additions to income producing properties of $9.2 million; partially offset by proceeds from the repayment of loans receivable of $60.5 million; proceeds related to the sale of real estate and rental properties of $56.3 million and $16.2 million in distributions from joint ventures. Investing activities during 2013 primarily consisted of: proceeds related to the sale of real estate and rental properties of $173.0 million and proceeds from repayment of loans receivable of $28.7 million; partially offset by acquisitions of income producing properties of $37.0 million; purchase of a below market leasehold interest for $25.0 million; additions to construction in progress of $17.8 million; investment in a mezzanine loan of $12.0 million; increase in cash held in escrow of $10.3 million; and additions to income producing properties of $7.1 million.
The following summarizes capital expenditures:

	Six Months Ended June 30,
	2014	2013
Capital expenditures:	(In thousands)
Tenant improvements and allowances	$8,200	$6,411
Leasing commissions and costs	4,135	4,339
Developments	17,863	5,901
Redevelopments and expansions	12,025	6,570
Maintenance capital expenditures	4,156	1,328
Total capital expenditures	46,379	24,549
Net change in accrued capital spending	(1,026)	4,849
Capital expenditures per condensed consolidated statements of cash flows	$45,353	$29,398
The increase in development and redevelopment capital expenditures during the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of costs incurred for Broadway Plaza and Serramonte Shopping Center. We capitalized internal costs related to capital expenditures of $2.8 million and $1.7 million during the six months ended June 30, 2014 and 2013, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $1.8 million and $1.3 million, respectively, capitalized internal costs related to development activities of $292,000 and $226,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $448,000 and $72,000, respectively. Capitalized interest totaled $2.2 million and $1.6 million during the six months ended June 30, 2014 and 2013, respectively, primarily related to development and redevelopment and expansion activities.

Net cash used in financing activities totaled $45.3 million for the six months ended June 30, 2014 compared to $147.3 million for the same period in 2013. The largest financing cash outflows for 2014 related to: dividends paid to stockholders of $52.3 million; prepayments and repayments of $32.0 million of mortgage debt; and $6.9 million of distributions to noncontrolling interests; partially offset by net borrowings under the revolving credit facilities of $42.0 million. During 2013, cash was used for: the payment of $52.1 million in dividends; net repayments under our revolving credit facilities of $47.0 million; prepayments and repayments of $31.3 million of mortgage debt; the purchase of noncontrolling interests for $18.9 million; and distributions to noncontrolling interests of $5.0 million; partially offset by proceeds from the issuance of common stock of $8.2 million.
Future Contractual Obligations. During the six months ended June 30, 2014, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2014, we have investments in seven unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. We exercise significant influence over, but do not control, five of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. As of June 30, 2014, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $250.0 million (of which our aggregate proportionate share was approximately $54.7 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations. In May 2014, we entered into an agreement to acquire the parking lot at one of our shopping centers for a purchase price of $5.4 million. The transaction was consummated in July 2014.
Contingencies
Letters of Credit. As of June 30, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments. As of June 30, 2014, we have entered into construction commitments and had outstanding obligations to fund approximately $69.4 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $45.3 million.
Non-Recourse Debt Guarantees. Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, impermissible transfers and material misrepresentations. In management’s judgment, it would be unlikely for us to incur any material liability under these guarantees that would have a material adverse effect on our financial condition, results of operations, or cash flows.

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
During the three and six months ended June 30, 2014, we recognized impairment losses on properties held for sale or sold and properties held for use totaling $4.3 million and $9.6 million, respectively. See Note 18 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
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

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels, the availability of financing and our credit ratings;

•	potential environmental liability and other risks associated with the ownership, development, redevelopment and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes, terrorist attacks and other natural or man-made disasters;

•	changes in key personnel;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

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
As of June 30, 2014, we had $133.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $133.0 million as of June 30, 2014, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.3 million per year.
The fair value of our fixed-rate debt was $1.2 billion as of June 30, 2014, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of June 30, 2014, would decrease by approximately $47.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $50.2 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of June 30, 2014.
As of June 30, 2014, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $258.8 million as of June 30, 2014. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of June 30, 2014, would decrease by approximately $11.5 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of June 30, 2014, would increase by approximately $12.1 million.
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
In connection with our $250.0 million unsecured term loan, we entered into three interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. As of June 30, 2014, the fair value of one of our interest rate swaps consisted of an asset of $810,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $921,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our condensed consolidated balance sheets.

Other Market Risks
As of June 30, 2014, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of June 30, 2014 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2014, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Not applicable.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

10.1
Amended and Restated 2004 Employee Stock Purchase Plan effective as of April 1, 2014 (incorporated by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting, filed on March 28, 2014)

10.2
Employment Agreement between Equity One and David Lukes dated April 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2014)

10.3
Amendment to Employment Agreement between Equity One and Mark Langer dated April 4, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 7, 2014)

10.4
Separation Agreement between Equity One and Jeffrey Olson dated June 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2014)

10.5
Chairman Compensation Agreement between Equity One and Chaim Katzman dated June 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 5, 2014)

10.6
Employment Agreement between Equity One and Michael Makinen dated June 25, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2014)

10.7
Employment Agreement between Equity One and Thomas Caputo dated June 25, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2014)

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

99.1
First Amendment to 2000 Executive Incentive Compensation Plan as adopted on May 9, 2014 (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 12, 2014)

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

EQUITY ONE, INC.

Date:	August 8, 2014	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2014	/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
10.1
Amended and Restated 2004 Employee Stock Purchase Plan effective as of April 1, 2014 (incorporated by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting, filed on March 28, 2014)

10.2
Employment Agreement between Equity One and David Lukes dated April 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2014)

10.3
Amendment to Employment Agreement between Equity One and Mark Langer dated April 4, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 7, 2014)

10.4
Separation Agreement between Equity One and Jeffrey Olson dated June 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2014)

10.5
Chairman Compensation Agreement between Equity One and Chaim Katzman dated June 2, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 5, 2014)

10.6
Employment Agreement between Equity One and Michael Makinen dated June 25, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2014)

10.7
Employment Agreement between Equity One and Thomas Caputo dated June 25, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2014)

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

99.1
First Amendment to 2000 Executive Incentive Compensation Plan as adopted on May 9, 2014 (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 12, 2014)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase