Form 10-Q
period 2014-09-30
EQUITY ONE, INC.
filed 2014-11-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 5, 2014, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 123,828,157.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets September 30, 2014 and December 31, 2013 (Unaudited) (In thousands, except share par value amounts)

	September 30, 2014	December 31, 2013
ASSETS
Properties:
Income producing	$3,087,363	$3,153,131
Less: accumulated depreciation	(367,063)	(354,166)
Income producing properties, net	2,720,300	2,798,965
Construction in progress and land held for development	183,129	104,464
Properties held for sale	16,699	13,404
Properties, net	2,920,128	2,916,833
Cash and cash equivalents	73,571	25,583
Cash held in escrow and restricted cash	250	10,912
Accounts and other receivables, net	12,423	12,872
Investments in and advances to unconsolidated joint ventures	83,454	91,772
Loans receivable, net	—	60,711
Goodwill	6,131	6,377
Other assets	224,459	229,599
TOTAL ASSETS	$3,320,416	$3,354,659

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$406,589	$430,155
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	—	91,000
	1,387,725	1,502,291
Unamortized premium on notes payable, net	3,982	6,118
Total notes payable	1,391,707	1,508,409
Other liabilities:
Accounts payable and accrued expenses	56,647	44,227
Tenant security deposits	8,563	8,928
Deferred tax liability	12,515	11,764
Other liabilities	171,302	177,383
Liabilities associated with properties held for sale	49	33
Total liabilities	1,640,783	1,750,744
Redeemable noncontrolling interests	—	989
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 122,747 and 117,647 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,227	1,176
Additional paid-in capital	1,809,563	1,693,873
Distributions in excess of earnings	(339,593)	(302,410)
Accumulated other comprehensive income	1,186	2,544
Total stockholders’ equity of Equity One, Inc.	1,472,383	1,395,183
Noncontrolling interests	207,250	207,743
Total equity	1,679,633	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,320,416	$3,354,659

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and nine months ended September 30, 2014 and 2013 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
REVENUE:
Minimum rent	$65,459	$62,541	$202,005		$183,877
Expense recoveries	19,112	18,630	58,503		56,896
Percentage rent	1,171	965	4,285		3,630
Management and leasing services	635	587	1,848		1,485
Total revenue	86,377	82,723	266,641		245,888
COSTS AND EXPENSES:
Property operating	22,120	21,990	66,519		65,887
Depreciation and amortization	26,182	20,555	80,115		65,085
General and administrative	11,524	9,552	31,310		28,119
Total costs and expenses	59,826	52,097	177,944		159,091
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,551	30,626	88,697		86,797
OTHER INCOME AND EXPENSE:
Investment income	59	1,453	258		5,866
Equity in income of unconsolidated joint ventures	789	716	10,318		1,766
Other income	354	37	3,200		199
Interest expense	(15,860)	(16,923)	(48,846)		(50,860)
Amortization of deferred financing fees	(603)	(606)	(1,803)		(1,815)
Gain on extinguishment of debt	—	—	1,074		107
Impairment loss	—	(1,076)	(13,892)		(3,738)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	11,290	14,227	39,006		38,322
Income tax (provision) benefit of taxable REIT subsidiaries	(168)	384	(780)		363
INCOME FROM CONTINUING OPERATIONS	11,122	14,611	38,226		38,685
DISCONTINUED OPERATIONS:
Operations of income producing properties	(155)	1,130	(220)		4,653
Gain (loss) on disposal of income producing properties	82	(187)	3,234		36,672
Impairment loss	—	(2,713)	—		(2,841)
Income tax (provision) benefit of taxable REIT subsidiaries	(23)	210	(23)		(650)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(96)	(1,560)	2,991		37,834
Gain on sale of operating properties	9,775	—	10,658		—
NET INCOME	20,801	13,051	51,875		76,519
Net income attributable to noncontrolling interests - continuing operations	(2,503)	(2,481)	(9,715)		(7,685)
Net loss (income) attributable to noncontrolling interests - discontinued operations	9	1	12		(32)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$18,307	$10,571	$42,172		$68,802

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.14	$0.10	$0.32		$0.26
Discontinued operations	—	(0.01)	0.03		0.32
	$0.14	$0.09	$0.34	*	$0.58
Number of Shares Used in Computing Basic Earnings (Loss) per Share	118,860	117,538	118,119		117,320
EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.14	$0.10	$0.32		$0.26
Discontinued operations	—	(0.01)	0.03		0.32
	$0.14	$0.09	$0.34	*	$0.58
Number of Shares Used in Computing Diluted Earnings (Loss) per Share	119,084	117,804	118,322		117,627
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66		$0.66
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$20,801	$13,051	$51,875	$76,519
OTHER COMPREHENSIVE INCOME (LOSS):
Net amortization of interest rate contracts included in net income	16	16	47	47
Net unrealized gain (loss) on interest rate swaps (1)	964	(1,858)	(3,991)	5,505
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	878	818	2,586	2,622
Other comprehensive income (loss)	1,858	(1,024)	(1,358)	8,174
COMPREHENSIVE INCOME	22,659	12,027	50,517	84,693
Comprehensive income attributable to noncontrolling interests	(2,494)	(2,480)	(9,703)	(7,717)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,165	$9,547	$40,814	$76,976
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $37 and $299 for the three and nine months ended September 30, 2014, respectively. There were no net unrealized gains or losses from unconsolidated joint ventures for the three and nine months ended September 30, 2013.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2014
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	117,647	$1,176	$1,693,873	$(302,410)	$2,544	$1,395,183	$207,743	$1,602,926
Issuance of common stock	5,146	51	112,819	—	—	112,870	—	112,870
Repurchase of common stock	(46)	—	(1,076)	—	—	(1,076)	—	(1,076)
Stock issuance costs	—	—	(561)	—	—	(561)	—	(561)
Share-based compensation expense	—	—	5,586	—	—	5,586	—	5,586
Restricted stock reclassified from liability to equity	—	—	117	—	—	117	—	117
Net income	—	—	—	42,172	—	42,172	9,703	51,875
Dividends declared on common stock	—	—	—	(79,355)	—	(79,355)	—	(79,355)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,426)	(9,426)
Purchase of noncontrolling interest	—	—	(1,195)	—	—	(1,195)	(770)	(1,965)
Other comprehensive loss	—	—	—	—	(1,358)	(1,358)	—	(1,358)
BALANCE AT SEPTEMBER 30, 2014	122,747	$1,227	$1,809,563	$(339,593)	$1,186	$1,472,383	$207,250	$1,679,633

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$51,875	$76,519
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(2,794)	(1,827)
Accretion of below market lease intangibles, net	(15,654)	(9,339)
Amortization of below market ground lease intangibles	450	450
Equity in income of unconsolidated joint ventures	(10,318)	(1,766)
Gain on change in control of interests	(2,807)	—
Income tax provision of taxable REIT subsidiaries	803	287
(Decrease) increase in allowance for losses on accounts receivable	(531)	1,922
Amortization of premium on notes payable, net	(1,887)	(1,882)
Amortization of deferred financing fees	1,803	1,815
Depreciation and amortization	81,548	70,312
Share-based compensation expense	5,350	4,652
Amortization of derivatives	47	47
Gain on sale of real estate	(13,892)	(36,672)
(Gain) loss on extinguishment of debt	(1,074)	575
Operating distributions from joint ventures	2,385	53
Impairment loss	13,892	6,579
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	1,170	(2,839)
Other assets	(5,163)	(8,613)
Accounts payable and accrued expenses	10,394	5,244
Tenant security deposits	(316)	(850)
Other liabilities	49	(1,056)
Net cash provided by operating activities	115,330	103,611

INVESTING ACTIVITIES:
Acquisition of income producing properties	(91,147)	(60,000)
Additions to income producing properties	(14,883)	(10,694)
Additions to construction in progress	(53,498)	(33,593)
Deposits for the acquisition of income producing properties	(225)	(4,918)
Proceeds from sale of real estate and rental properties	119,043	216,652
Decrease (increase) in cash held in escrow	10,662	(40,892)
Purchase of below market leasehold interest	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(5,887)	(5,998)
Investment in joint ventures	(2,129)	(9,770)
(Advances to) repayments of advances to joint ventures	(177)	135
Distributions from joint ventures	15,537	3,077
Investment in loans receivable	—	(12,000)
Repayment of loans receivable	60,526	91,586
Net cash provided by investing activities	37,822	108,585

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(33,929)	$(33,099)
Net repayments under revolving credit facilities	(91,000)	(82,000)
Proceeds from issuance of common stock	112,870	8,217
Repurchase of common stock	(1,076)	(358)
Stock issuance costs	(294)	(93)
Dividends paid to stockholders	(79,355)	(78,187)
Purchase of noncontrolling interest	(2,954)	(18,917)
Distributions to redeemable noncontrolling interests	—	(911)
Distributions to noncontrolling interests	(9,426)	(7,540)
Net cash used in financing activities	(105,164)	(212,888)

Net increase (decrease) in cash and cash equivalents	47,988	(692)
Cash and cash equivalents at beginning of the period	25,583	27,416
Cash and cash equivalents at end of the period	$73,571	$26,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $3,624 and $2,236 in 2014 and 2013, respectively)	$51,967	$55,160

We acquired upon acquisition of certain income producing properties:
Income producing properties	$113,358	$61,709
Intangible and other assets	7,257	7,270
Intangible and other liabilities	(12,180)	(8,979)
Net assets acquired	108,435	60,000
Assumption of mortgage note payable	(11,353)	—
Existing equity interest in Talega Village Center	(5,935)	—
Cash paid for income producing properties	$91,147	$60,000

Non-cash investing information:
Investment in loan receivable	$—	$12,790

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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
As of September 30, 2014, our consolidated shopping center portfolio comprised 126 properties, including 107 retail properties and four non-retail properties totaling approximately 13.8 million square feet of gross leasable area, or GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. As of September 30, 2014, our consolidated shopping center occupancy was 94.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for a full year.
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

Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of September 30, 2014, our largest tenant is comprised of a related group of grocers, which includes Albertsons, Shaw's, and Star Market and accounted for approximately 512,956 square feet, or approximately 3.4%, of our GLA and approximately $9.4 million, or 3.7%, of our annual minimum rent. As of September 30, 2014, we had outstanding receivables from Albertsons, Shaw's, and Star Market of approximately $26,000.
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
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. We elected to early adopt the provisions of ASU No. 2014-08 beginning January 1, 2014. The adoption and implementation of this ASU resulted in the operations of certain current period dispositions being classified within continuing operations in our condensed consolidated statements of income. The adoption did not have an impact on our financial position or cash flows. The disclosures required by this ASU have been incorporated in the notes included herein.
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

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our consolidated financial statements as our existing share-based payment awards do not fall within the scope of this ASU.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU No. 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with earlier adoption permitted. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.
3.    Acquisitions
The following table provides a summary of acquisition activity during the nine months ended September 30, 2014:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(In thousands)
July 30, 2014	West Roxbury - land parcel (1)	West Roxbury	MA	1.38	(2)	$5,250	$—
January 31, 2014	Williamsburg at Dunwoody - Outparcel	Dunwoody	GA	0.14	(2)	350	—
January 23, 2014	Talega Village Center (3)	San Clemente	CA	102,282		22,750	11,353
January 16, 2014	Westwood Shopping Center	Bethesda	MD	101,584		65,012	—
January 16, 2014	Westwood Center II	Bethesda	MD	53,293		15,073	—
Total						$108,435	$11,353
______________________________________________
(1) Property was acquired as part of a litigation settlement with the fee owner of the majority of the parking lot that services one of our shopping centers.
(2) In acres.
(3) Property was acquired through the acquisition of our joint venture partners' interests in the property. See Note 5 for further discussion.

The aggregate purchase price of the above property acquisitions has been allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$92,261	N/A
Land improvements	2,208	9.4
Buildings	17,672	33.1
Tenant improvements	1,217	5.7
Above-market leases	859	5.2
In-place lease interests	5,491	10.6
Lease origination costs	101	6.9
Leasing commissions	806	21.2
Below-market leases	(11,945)	18.5
Above-market debt assumed	(70)	7.8
Other acquired liabilities	(165)	N/A
	$108,435
During the three and nine months ended September 30, 2014, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
In conjunction with the acquisitions of Westwood Shopping Center, Westwood Center II, and the West Roxbury land parcel, we entered into reverse Section 1031 like-kind exchange agreements with a third party intermediary, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of the entities which own these properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of their acquisition date. Legal ownership of Westwood Shopping Center, Westwood Center II and the West Roxbury land parcel was transferred to us by the third party intermediary during the third quarter of 2014.
During the three and nine months ended September 30, 2014, we expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $122,000 and $1.6 million, respectively, and $650,000 and $1.4 million for the same periods in 2013, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.

4.    Dispositions
The following table provides a summary of disposition activity during the nine months ended September 30, 2014:

Date Sold	Property Name	Region	City	State	Square Feet	Gross Sales Price
Income producing property sold						(In thousands)
September 30, 2014	Walden Woods (1)(2)	North Florida	Plant City	FL	72,950	$4,640
September 23, 2014	4101 South I-85 Industrial (1)	Southeast	Charlotte	NC	188,513	4,500
August 1, 2014	Shoppes of North Port (1)	North Florida	North Port	FL	84,705	7,000
July 11, 2014	New Smyrna Beach (1)	North Florida	New Smyrna Beach	FL	118,451	16,000
July 11, 2014	Shoppes at Andros Isle (1)	South Florida	West Palm Beach	FL	79,420	11,000
July 11, 2014	Mariners Crossing (1)	North Florida	Spring Hill	FL	97,812	8,540
July 11, 2014	Forest Village (1)	North Florida	Tallahassee	FL	71,526	7,000
July 11, 2014	Smyth Valley Crossing (1)	Southeast	Marion	VA	126,841	5,800
June 30, 2014	Riverside Square (1)	South Florida	Coral Springs	FL	103,241	12,380
June 30, 2014	Oaktree Plaza (1)	South Florida	North Palm Beach	FL	23,745	4,000
June 17, 2014	Sunpoint Shopping Center (1)	North Florida	Ruskin	FL	132,374	7,250
April 7, 2014	Salerno Village Square (1)	South Florida	Stuart	FL	77,677	8,646
March 27, 2014	Daniel Village (1)	Southeast	Augusta	GA	172,438	10,125
February 27, 2014	Brawley Commons (1)(3)	Southeast	Charlotte	NC	119,189	5,450
January 15, 2014	Stanley Marketplace	Southeast	Stanley	NC	53,228	3,875
January 10, 2014	Oak Hill Village	North Florida	Jacksonville	FL	78,492	6,850
Total						$123,056
______________________________________________
(1) The results of operations for these properties are included in continuing operations in the condensed consolidated statements of income for all periods presented.
(2) Prior to the sale of the property, we acquired the noncontrolling partners' interests in the partnership that owned the property.
(3) The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013. In conjunction with the sale of the property, the lender accepted the proceeds from the sale as full repayment of the loan.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and will continue to evaluate opportunities to sell certain additional non-core properties located primarily in the southeastern United States and north and central Florida. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
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
The results of operations for fourteen of the properties sold during the nine months ended September 30, 2014 and three properties classified as held for sale in 2014 in our Southeast region (Boulevard, Crossing and Country Club Plaza) are included in continuing operations in the condensed consolidated statements of income for all periods presented as they do not qualify as discontinued operations under the amended guidance. In October 2014, we closed on the sale of the three properties classified as held for sale noted above, which had an aggregate net book value of $10.8 million as of September 30, 2014, for a gross sales price of $12.3 million.

Discontinued Operations
The results of operations for two of the properties sold (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square) classified as held for sale as of December 31, 2013, are presented as discontinued operations in the condensed consolidated statements of income for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08. Subsequent to September 30, 2014, we closed on the sale of Summerlin Square, which had a net book value of $6.0 million, for a gross sales price of $6.4 million.
During the nine months ended September 30, 2013, we sold twenty-six properties and three outparcels in our Southeast, South Florida, North Florida and West Coast regions for an aggregate sales price of $236.2 million. The results of operations for these properties are presented as discontinued operations in the condensed consolidated statements of income for the three and nine months ended September 30, 2013.
The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2014 and 2013 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Rental revenue	$1	$3,257	$148	$14,731
COSTS AND EXPENSES:
Property operating expenses	144	1,106	347	5,255
Depreciation and amortization	—	789	—	3,480
General and administrative expenses	12	27	21	36
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE OTHER INCOME AND EXPENSE AND TAX	(155)	1,335	(220)	5,960
OTHER INCOME AND EXPENSE:
Interest expense	—	(206)	—	(630)
Gain (loss) on disposal of income producing properties	82	(187)	3,234	36,672
Impairment loss	—	(2,713)	—	(2,841)
Loss on extinguishment of debt	—	—	—	(682)
Income tax (provision) benefit of taxable REIT subsidiaries	(23)	210	(23)	(650)
Other income	—	1	—	5
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(96)	(1,560)	2,991	37,834
Net loss (income) attributable to noncontrolling interests	9	1	12	(32)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO EQUITY ONE, INC.	$(87)	$(1,559)	$3,003	$37,802

SUPPLEMENTAL INFORMATION:
Additions to income producing properties	$—	$121	$—	$524
Increase in deferred leasing costs and lease intangibles	$—	$52	$—	$553
Straight-line rent revenue	$—	$75	$—	$315
Amortization of above market lease intangibles, net	$—	$115	$—	$386

5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	September 30, 2014	December 31, 2013
Investments in unconsolidated joint ventures:				(In thousands)
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,579	$12,912
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,639	3,480
Madison 2260 Realty LLC	1	NY	8.6%	526	634
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Talega Village Center JV, LLC (3)	1	CA	100.0%	—	2,828
Vernola Marketplace JV, LLC (4)	1	CA	50.5%	303	6,468
Parnassus Heights Medical Center (5)	1	CA	50.0%	19,458	19,791
Equity One JV Portfolio, LLC (6)	6	FL, MA, NJ	30.0%	45,350	44,237
Total				82,675	91,170
Advances to unconsolidated joint ventures				779	602
Investments in and advances to unconsolidated joint ventures				$83,454	$91,772
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of September 30, 2014 and December 31, 2013 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
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
(5) On July 2, 2014, we entered into an agreement with our joint venture partner in which both parties agreed to dissolve the joint venture and distribute the property in kind to the existing members at the current ownership percentages. Accordingly, the Parnassus Heights Medical Center is held as a tenancy-in-common, and we will continue to account for our ownership interest under the equity method.
(6) The investment balance as of September 30, 2014 and December 31, 2013 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $789,000 and $10.3 million for the three and nine months ended September 30, 2014, respectively, and totaled $716,000 and $1.8 million for the same periods in 2013, respectively. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled $635,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively, and $587,000 and $1.5 million for the same periods in 2013, respectively.
As of September 30, 2014 and December 31, 2013, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $255.6 million and $286.0 million, respectively, of which our aggregate proportionate share was $56.5 million and $72.5 million, respectively.
In January 2014, we acquired Rockwood Capital's and Vestar Development Company's interests in Talega Village Center JV, LLC, the owner of Talega Village Center, a 102,000 square foot grocery-anchored shopping center located in San Clemente, California, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our condensed consolidated statement of income for the nine months ended September 30, 2014.

In January 2014, the property held by Vernola Marketplace JV, LLC was sold for $49.0 million, including the assumption of the existing mortgage of $22.9 million by the buyer. In connection with the sale, the joint venture recognized a gain of $14.7 million, of which our proportionate share was $7.4 million, including $1.6 million attributable to the noncontrolling interest, and we received distributions totaling $13.7 million, including $1.9 million that was distributed to the noncontrolling interest. The remaining investment balance as of September 30, 2014 represents our interest in the remaining cash held by the joint venture.
In August 2014, Equity One JV Portfolio, LLC acquired a newly constructed 34,000 square foot retail center in Windermere, Florida for a gross purchase price of $13.0 million. The center is adjacent to a shopping center that the joint venture acquired from the same developer in December 2013. The purchase price was funded through partner contributions, of which our proportionate share was $2.0 million, and a $6.5 million mortgage loan, which bears interest at LIBOR plus a margin of 1.35% and matures in December 2023. In connection with the transaction, the joint venture entered into an interest rate swap which converts the mortgage loan to a fixed interest rate, providing an effective fixed interest rate under the loan of 3.82% per annum, and designated the swap as a qualifying cash flow hedge.
6.    Variable Interest Entities
Our consolidated operating properties as of June 30, 2014, March 31, 2014 and December 31, 2013 included various Westwood Complex parcels that were owned at the time by various subsidiaries of a Section 1031 like-kind exchange intermediary. The agreements that governed the operation of these entities provided us with the power to direct the activities that most significantly impacted the entities' economic performance. The entities were deemed VIEs primarily because they did not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investors did not possess the characteristics of a controlling financial interest. Therefore, we concluded that we were the primary beneficiary of the VIEs as a result of our having the power to direct the activities that most significantly impacted their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. Legal ownership of these entities was transferred to us by the qualified intermediary during the first and third quarters of 2014, and, as such, these entities are no longer considered VIEs.
The majority of the operations of these VIEs were funded with cash flows generated from the properties. We did not provide financial support to any of these VIEs that we were not previously contractually required to provide; our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may have experienced.
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

In January 2014, we acquired the two remaining parcels that comprise the Westwood Complex for an aggregate gross purchase price of $80.0 million. Concurrent with the acquisitions, the outstanding principal balance of the $95.0 million mortgage loan and the $12.0 million mezzanine loan were repaid in full by the respective borrowers, and the entities holding these parcels were no longer considered VIEs. The aggregate gross purchase price was funded by proceeds from the loan repayments as well as an additional $19.5 million cash investment, thereby bringing our total investment in the Westwood Complex to $140.0 million.
8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(In thousands)
Lease intangible assets, net	$109,766	$117,200
Leasing commissions, net	37,826	38,296
Prepaid expenses and other receivables	29,430	26,763
Straight-line rent receivables, net	23,448	21,490
Deferred financing costs, net	6,544	8,347
Deposits and mortgage escrows	9,535	7,763
Furniture, fixtures and equipment, net	3,853	4,406
Fair value of interest rate swaps	1,731	2,944
Deferred tax asset	2,326	2,390
Total other assets	$224,459	$229,599
9.    Borrowings
Mortgage Notes Payable
As of September 30, 2014, the weighted average interest rate of our fixed rate mortgage notes payable was 5.94%.
In connection with the acquisition of our joint venture partners' interests in Talega Village Center during January 2014, we assumed a mortgage loan with a principal balance of $11.4 million. The loan bears interest at 5.01% per annum and has a stated maturity date of October 1, 2036; however, both we and the lender have the right to accelerate the maturity date of the loan to October 1, 2021, October 1, 2026 or October 1, 2031.
During the nine months ended September 30, 2014, we prepaid mortgage loans totaling $22.5 million, which bore a weighted average interest rate of 6.10%.
Included in mortgage notes payable as of December 31, 2013 is a mortgage note payable related to Brawley Commons, a property located in Charlotte, North Carolina. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a net gain on extinguishment of debt of $882,000.
Unsecured Senior Notes
As of September 30, 2014, the weighted average interest rate of our unsecured senior notes was 5.02%.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of September 30, 2014, we had no drawn balance against the facility. As of December 31, 2013, we had drawn $91.0 million against the facility, which bore interest at a rate of 1.30% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of September 30, 2014. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions.

We also have a $5.0 million unsecured credit facility, for which there was no drawn balance as of September 30, 2014 and December 31, 2013. The facility bears interest at the one month LIBOR index rate plus 1.25% per annum and was due to expire on November 7, 2014. In October 2014, the term of the facility was extended for 90 days and will expire on February 7, 2015.
As of September 30, 2014, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $452.6 million, net of outstanding letters of credit with an aggregate face amount of $2.6 million.
Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of September 30, 2014, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of September 30, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $1.7 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.1 million as an increase to interest expense.
10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$161,505	$167,777
Prepaid rent	9,364	9,450
Other	433	156
Total other liabilities	$171,302	$177,383
During the nine months ended September 30, 2014, we recognized a $4.4 million net termination benefit, which is included in minimum rent in the accompanying condensed consolidated statement of income, in relation to our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing.
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
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of September 30, 2014, DIM had federal and state net operating loss carry forwards of $4.8 million and $2.2 million, respectively, which begin to expire in 2027. As of September 30, 2014, IRT had federal and state net operating loss carry forwards of $1.9 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2010.

12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(In thousands)
Walden Woods Village, Ltd. (1)	$—	$989
Total redeemable noncontrolling interests	$—	$989

CapCo	$206,145	$206,145
DIM	1,038	1,081
Vestar/EQY Talega LLC (2)	—	147
Vestar/EQY Vernola LLC (3)	50	341
Vestar/EQY Canyon Trails LLC (4)	17	29
Total noncontrolling interests included in total equity	$207,250	$207,743
______________________________________________
(1) This entity owned Walden Woods Shopping Center, which was sold in September 2014. Prior to the sale, we acquired the noncontrolling partners' interests in Walden Woods Village, Ltd. for $2.2 million.
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

13.    Stockholders' Equity and Earnings (Loss) Per Share
In September 2014, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $23.30 per share. In the concurrent private placement, 675,000 shares were purchased by Gazit First Generation LLC, an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. As of September 30, 2014, the underwriters held an option to purchase up to 573,750 shares of our common stock, which ultimately went unexercised. The offerings generated net proceeds to us of approximately $104.6 million before expenses. The stock issuance costs and underwriting discounts were approximately $561,000.
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
	(In thousands, except per share amounts)
Income from continuing operations	$11,122	$14,611	$38,226		$38,685
Gain on sale of operating properties	9,775	—	10,658		—
Net income attributable to noncontrolling interests - continuing operations	(2,503)	(2,481)	(9,715)		(7,685)
Income from continuing operations attributable to Equity One, Inc.	18,394	12,130	39,169		31,000
Allocation of continuing income to participating securities	(1,265)	(221)	(1,703)		(829)
Income from continuing operations available to common stockholders	17,129	11,909	37,466		30,171

(Loss) income from discontinued operations	(96)	(1,560)	2,991		37,834
Net loss (income) attributable to noncontrolling interests - discontinued operations	9	1	12		(32)
(Loss) income from discontinued operations available to common stockholders	(87)	(1,559)	3,003		37,802
Net income available to common stockholders	$17,042	$10,350	$40,469		$67,973

Weighted average shares outstanding — Basic	118,860	117,538	118,119		117,320

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.14	$0.10	$0.32		$0.26
Discontinued operations	—	(0.01)	0.03		0.32
Earnings per common share — Basic	$0.14	$0.09	$0.34	*	$0.58
* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
	(In thousands, except per share amounts)
Income from continuing operations	$11,122	$14,611	$38,226		$38,685
Gain on sale of operating properties	9,775	—	10,658		—
Net income attributable to noncontrolling interests - continuing operations	(2,503)	(2,481)	(9,715)		(7,685)
Income from continuing operations attributable to Equity One, Inc.	18,394	12,130	39,169		31,000
Allocation of continuing income to participating securities	(1,265)	(221)	(1,703)		(829)
Income from continuing operations available to common stockholders	17,129	11,909	37,466		30,171

(Loss) income from discontinued operations	(96)	(1,560)	2,991		37,834
Net loss (income) attributable to noncontrolling interests - discontinued operations	9	1	12		(32)
(Loss) income from discontinued operations available to common stockholders	(87)	(1,559)	3,003		37,802
Net income available to common stockholders	$17,042	$10,350	$40,469		$67,973

Weighted average shares outstanding — Basic	118,860	117,538	118,119		117,320
Stock options using the treasury method	178	266	162		307
Non-participating restricted stock using the treasury method	46	—	24		—
Executive Incentive Plan shares using the treasury method	—	—	17		—
Weighted average shares outstanding — Diluted	119,084	117,804	118,322		117,627

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.14	$0.10	$0.32		$0.26
Discontinued operations	—	(0.01)	0.03		0.32
Earnings per common share — Diluted	$0.14	$0.09	$0.34	*	$0.58
* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for the three and nine months ended September 30, 2014 did not include 1.3 million and 1.5 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $23.52 to $26.66 and $23.04 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods and their inclusion would be anti-dilutive. The computation of diluted EPS for the three and nine months ended September 30, 2013 did not include 1.6 million and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $23.03 to $26.66 and $23.52 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods and their inclusion would be anti-dilutive.
The computation of diluted EPS for both the three and nine months ended September 30, 2014 and 2013 did not include 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments
The following table presents stock option activity during the nine months ended September 30, 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2014	2,985	$21.53
Granted	200	22.87
Exercised	(460)	17.12
Forfeited or expired	(60)	23.14
Outstanding at September 30, 2014	2,665	$22.35	3.7	$2,696
Exercisable at September 30, 2014	2,415	$22.38	3.1	$2,568
The fair value of the option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	3.8%
Risk-free interest rate	2.0%
Expected option life (years)	6.25
Expected volatility	39.8%
The following table presents information regarding restricted stock activity during the nine months ended September 30, 2014:

	Unvested Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2014	857		$17.37
Granted	187		22.95
Vested	(179)		18.58
Forfeited or cancelled	(583)		16.72
Unvested at September 30, 2014	282	*	$21.65
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.
During the nine months ended September 30, 2014, we granted 186,660 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 5 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. The total grant-date value of the 178,809 shares of restricted stock that vested during the nine months ended September 30, 2014 was approximately $3.3 million.

Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Restricted stock expense	$3,260	$1,449	$5,036	$4,480
Stock option expense	124	105	525	358
Employee stock purchase plan discount	8	5	25	14
Total equity-based expense	3,392	1,559	5,586	4,852
Restricted stock classified as a liability	79	39	210	78
Total expense	3,471	1,598	5,796	4,930
Less amount capitalized	(101)	(111)	(446)	(278)
Net share-based compensation expense	$3,370	$1,487	$5,350	$4,652
As of September 30, 2014, we had $12.8 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 3.1 years.
Employment Related Agreements
Jeffrey Olson
In March 2014, Jeffrey Olson, our former Chief Executive Officer, informed us that he would not be renewing his employment agreement which was set to expire on December 31, 2014. On June 2, 2014, we entered into a Separation of Employment Agreement with Mr. Olson which resulted in a modification of the terms of his outstanding equity awards such that 58,240 shares of restricted stock that were scheduled to vest on December 31, 2014 vested on August 29, 2014 and the post-employment window in which Mr. Olson can exercise his vested stock options was extended from three months to six months. In addition, the service and market conditions related to Mr. Olson's long-term incentive plan award ("LTIP") that was scheduled to vest on December 31, 2014 were modified such that the award was scheduled to vest on August 29, 2014. However, as none of the market conditions were ultimately met, no shares vested in connection with the LTIP.
The modification of Mr. Olson’s stock options resulted in additional compensation expense of $232,000, as determined using a Black-Scholes-Merton model, which was recognized on the modification date as the options had previously vested. As a result of Mr. Olson’s separation and the related modification of the vesting conditions associated with his restricted stock and LTIP awards, all compensation expense previously recognized in relation to these awards (excluding the value of dividends previously paid on such awards) was reversed. The value of the modified restricted stock, as determined by the fair value of our common stock as of the modification date, and the fair value of the modified LTIP, as determined using a Monte Carlo simulation, were recognized from the modification date through August 29, 2014. The modifications resulted in the recognition of $1.5 million in compensation expense and a net reversal of $170,000 in compensation expense associated with these awards during the three and nine months ended September 30, 2014, respectively.
David Lukes
On April 2, 2014, we entered into an employment agreement with David Lukes, our Chief Executive Officer, which became effective as of May 12, 2014 and has an initial term which ends on May 12, 2018. Mr. Lukes' employment agreement provides for an annual base salary of $850,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Lukes is eligible for a target performance bonus of 100% of his base salary, except that with respect to the 2014 calendar year, Mr. Lukes will receive an annual bonus of no less than $850,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Lukes was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Lukes also received a signing bonus of $500,000, which is included in general and administrative expenses in the accompanying statement of income for the nine months ended September 30, 2014. Mr. Lukes will repay the signing bonus in full in the event he resigns without good reason or is terminated for cause within 12 months of the commencement of his employment.

Upon the commencement of his employment, Mr. Lukes received 200,000 stock options with an exercise price of $22.87 per share that will vest ratably on the first, second, third and fourth anniversaries of the grant date. In addition, Mr. Lukes received 68,956 shares of restricted stock that will vest ratably on the second, third, and fourth anniversaries of the grant date and a LTIP, under which Mr. Lukes' target award is 156,300 shares of our common stock. The number of shares of stock that will ultimately be issued under the LTIP is based on our performance during the four-year period beginning on the date of Mr. Lukes' employment. The performance metrics (and their weightings) are based on our absolute total shareholder return ("Absolute TSR") (25%), total shareholder return relative to specified peer companies ("Relative TSR") (25%) and growth in recurring funds from operations per share ("Recurring FFO Growth") (25%). The remaining 25% of Mr. Lukes' award is discretionary. For each of these four components, Mr. Lukes can earn 50%, 100% or 200% of the 39,075 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Lukes' continued employment through the end of such period.
The Absolute TSR and Relative TSR components of Mr. Lukes’ LTIP are considered market-based awards. Accordingly, the probability of meeting the market criteria was considered when calculating the estimated fair value of the awards on the date of grant using Monte Carlo simulations. Furthermore, compensation expense associated with these awards will be recognized over the requisite service period as long as the requisite service is provided, regardless of whether the market criteria are achieved and the awards are ultimately earned. The significant assumptions used to value these awards include the volatility of our common stock (24.3%), the volatility of the common stock of various peer companies (which ranged from 13.7% to 28.6%), and the risk-free interest rate (1.3%). The aggregate estimated fair value of these components of Mr. Lukes’ LTIP was $1.5 million, which will be recognized over the four-year performance period.
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

Upon the commencement of his employment, Mr. Makinen received 5,000 shares of restricted stock that will vest in equal portions on the first and second anniversaries of the grant date and a LTIP, under which Mr. Makinen's target award is 25,685 shares of our common stock. The number of shares of stock that will ultimately be awarded is based on our performance during the four-year period beginning on the date of Mr. Makinen's employment. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Makinen's continued employment through the end of such period.
Mr. Makinen's LTIP award shares the same performance metrics and weightings as Mr. Lukes' LTIP award described above. The significant assumptions used to value the Absolute TSR and Relative TSR components of Mr. Makinen’s LTIP include the volatility of our common stock (23.1%), the volatility of the common stock of various peer companies (which ranged from 14.1% to 25.7%), and the risk-free interest rate (1.3%). The aggregate estimated fair value of these components was $253,000, which will be recognized over the four-year performance period. The Recurring FFO Growth component of Mr. Makinen's LTIP was valued at $20.68 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense for the Recurring FFO Growth component will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met.
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
15.    Segment Reporting
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have historically aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Although we are evaluating the potential impact, if any, that our organizational changes announced in June 2014 may have on our segment reporting in future periods, we have continued to present our reportable segments by geographical area, which are as follows: (1) South Florida - including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida - including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, North Carolina and Virginia; (4) Northeast - including Connecticut, Maryland, Massachusetts and New York; (5) West Coast - California; and (6) Non-retail - which is comprised of our non-retail assets.
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gain (loss) on sale of real estate, gain (loss) on extinguishment of debt, equity in income of unconsolidated joint ventures, income tax benefit (provision) from taxable REIT subsidiaries, amortization of deferred financing fees, impairments, and income (loss) attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain (loss) on extinguishment of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
South Florida	$22,305	$22,063	$68,575	$68,400
North Florida	8,386	9,517	27,510	28,500
Southeast	8,837	9,433	27,222	28,315
Northeast	21,072	18,856	63,421	55,178
West Coast	19,386	17,436	57,083	51,386
Non-retail	927	728	2,759	1,388
Total segment revenue	80,913	78,033	246,570	233,167
Add:
Straight-line rent adjustment	1,056	790	2,794	1,512
Accretion of below market lease intangibles, net	3,773	3,313	15,429	9,724
Management and leasing services	635	587	1,848	1,485
Total revenue	$86,377	$82,723	$266,641	$245,888

Net operating income (NOI):
South Florida	$15,305	$14,739	$47,551	$46,083
North Florida	5,783	6,476	19,246	19,122
Southeast (1)	6,262	6,580	20,049	19,853
Northeast	14,805	13,798	44,010	39,382
West Coast	13,163	11,221	38,686	34,015
Non-retail	753	621	2,273	1,029
Total NOI	56,071	53,435	171,815	159,484
Add:
Straight-line rent adjustment	1,056	790	2,794	1,512
Accretion of below market lease intangibles, net	3,773	3,313	15,429	9,724
Management and leasing services	635	587	1,848	1,485
Elimination of intersegment expenses	2,722	2,608	8,236	7,796
Investment income	59	1,453	258	5,866
Equity in income of unconsolidated joint ventures	789	716	10,318	1,766
Gain on extinguishment of debt	—	—	1,074	107
Other income	354	37	3,200	199

Less:
Depreciation and amortization expense	26,182	20,555	80,115	65,085
General and administrative expense	11,524	9,552	31,310	28,119
Interest expense	15,860	16,923	48,846	50,860
Amortization of deferred financing fees	603	606	1,803	1,815
Impairment loss	—	1,076	13,892	3,738
Income from continuing operations before tax and discontinued operations	$11,290	$14,227	$39,006	$38,322
(1) Included in NOI for the Southeast region for the nine months ended September 30, 2014 is the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants.

The following is a summary by segment of total assets included in the condensed consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(In thousands)
Assets:
South Florida	$654,409	$690,328
North Florida	276,308	318,375
Southeast	263,262	305,013
Northeast	1,080,452	974,444
West Coast	851,776	833,890
Non-retail	55,480	61,273
Corporate assets	122,030	157,932
Properties held for sale	16,699	13,404
Total assets	$3,320,416	$3,354,659
16.    Commitments and Contingencies
As of September 30, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations.
As of September 30, 2014, we have invested an aggregate of approximately $81.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $52.5 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of September 30, 2014 will have a material adverse effect on our financial condition, results of operations or cash flows.
17.    Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

18.    Fair Value Measurements
Recurring Fair Value Measurements
As of September 30, 2014 and December 31, 2013, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of September 30, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $1.7 million and $2.9 million, which is included in other assets in our condensed consolidated balance sheets. The net unrealized gain (loss) on our interest rate swaps was $1.0 million and $(3.7) million for the three and nine months ended September 30, 2014, respectively, and is included in accumulated other comprehensive income. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements
Assets:	Total	Level 1	Level 2	Level 3
September 30, 2014	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$1,731	$—	$1,731	$—

December 31, 2013
Interest rate derivatives:
Classified as an asset in other assets	$2,944	$—	$2,944	$—
Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2014, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain (loss) included in other comprehensive income was attributable to the net change in unrealized gains related to the interest rate swaps that remained outstanding as of September 30, 2014, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of September 30, 2014:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$11,900	$—	$—	$11,900	(2)	$9,573
Total	$11,900	$—	$—	$11,900		$9,573
____________________________________________
(1) Total losses exclude impairments of $4.3 million recognized related to properties sold during the nine months ended September 30, 2014, primarily based on sales contracts.
(2) Represents the fair value of operating properties as of the date they were impaired during the second quarter of 2014. As of September 30, 2014, the carrying amounts of the properties no longer equaled their fair values.

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
The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	September 30, 2014		December 31, 2013
	Low	High	Low	High
Overall capitalization rates	10.0%	15.0%	12.5%	15.5%
Discount rates	12.0%	14.5%	10.0%	13.5%
Terminal capitalization rates	11.0%	13.5%	12.5%	12.5%
During the nine months ended September 30, 2014, we recognized $9.6 million of impairment losses on two operating properties located in the Southeast region considered an asset group and one operating property located in the North Florida region. The operating properties located in the Southeast region were impaired due to the increased financial uncertainties surrounding a dark anchor tenant and the reconsideration of our anticipated holding period for the assets. The operating property in the North Florida region was impaired due to the loss of an anchor tenant and the re-leasing of such space at lower rents, as well as the reconsideration of our anticipated holding period for the asset. During the year ended December 31, 2013, we recognized $2.4 million of impairment losses on operating properties located in the Southeast region. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the year ended December 31, 2013, we recognized an impairment loss of $1.3 million on a property held for sale located in the Southeast region. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract and, therefore, is classified within Level 2 of the fair value hierarchy. During the nine months ended September 30, 2014, we did not recognize impairment losses on properties held for sale.
During the year ended December 31, 2013, we recognized impairment losses of $3.1 million on land parcels located in the Southeast and West Coast regions. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy. During the nine months ended September 30, 2014, we did not recognize impairment losses on development properties held for use.

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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2014 and December 31, 2013 was approximately $436.9 million and $461.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $412.0 million and $438.0 million as of September 30, 2014 and December 31, 2013, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2014 and December 31, 2013 was approximately $777.4 million and $762.6 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.7 million and $729.4 million as of September 30, 2014 and December 31, 2013, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2014 and December 31, 2013 was approximately $256.5 million and $248.7 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both September 30, 2014 and December 31, 2013.
The fair market value calculations of our debt as of September 30, 2014 and December 31, 2013 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of September 30, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $1.7 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets. See Note 18 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests was $989,000 as of December 31, 2013, which approximated fair value as determined by discounted cash flow analyses.

20.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$140,351	$1,466,479	$1,313,381	$(83)	$2,920,128
Investment in affiliates	2,661,827	—	—	(2,661,827)	—
Other assets	268,585	98,264	837,848	(804,409)	400,288
TOTAL ASSETS	$3,070,763	$1,564,743	$2,151,229	$(3,466,319)	$3,320,416
LIABILITIES
Total notes payable	$1,579,680	$123,085	$449,542	$(760,600)	$1,391,707
Other liabilities	18,700	99,967	174,301	(43,892)	249,076
TOTAL LIABILITIES	1,598,380	223,052	623,843	(804,492)	1,640,783
EQUITY	1,472,383	1,341,691	1,527,386	(2,661,827)	1,679,633
TOTAL LIABILITIES AND EQUITY	$3,070,763	$1,564,743	$2,151,229	$(3,466,319)	$3,320,416

Condensed Consolidating Balance Sheet As of December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$178,797	$1,424,681	$1,313,488	$(133)	$2,916,833
Investment in affiliates	2,680,041	—	—	(2,680,041)	—
Other assets	229,761	92,916	918,026	(802,877)	437,826
TOTAL ASSETS	$3,088,599	$1,517,597	$2,231,514	$(3,483,051)	$3,354,659
LIABILITIES
Total notes payable	$1,670,438	$131,217	$467,354	$(760,600)	$1,508,409
Other liabilities	22,978	90,966	170,801	(42,410)	242,335
TOTAL LIABILITIES	1,693,416	222,183	638,155	(803,010)	1,750,744
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,395,183	1,295,414	1,592,370	(2,680,041)	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,088,599	$1,517,597	$2,231,514	$(3,483,051)	$3,354,659

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,631	$44,254	$36,511	$(19)	$86,377
Equity in subsidiaries' earnings	46,715	—	—	(46,715)	—
Total costs and expenses	15,964	23,411	20,728	(277)	59,826
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	36,382	20,843	15,783	(46,457)	26,551
Other income and (expense)	(24,821)	(821)	10,624	(243)	(15,261)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	11,561	20,022	26,407	(46,700)	11,290
Income tax provision of taxable REIT subsidiaries	—	(70)	(98)	—	(168)
INCOME FROM CONTINUING OPERATIONS	11,561	19,952	26,309	(46,700)	11,122
Income (loss) from discontinued operations	35	(15)	(117)	1	(96)
Gain on sale of operating properties	6,712	2,863	200	—	9,775
NET INCOME	18,308	22,800	26,392	(46,699)	20,801
Other comprehensive income	1,857	—	1	—	1,858
COMPREHENSIVE INCOME	20,165	22,800	26,393	(46,699)	22,659
Comprehensive income attributable to noncontrolling interests	—	—	(2,494)	—	(2,494)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,165	$22,800	$23,899	$(46,699)	$20,165

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,646	$42,773	$33,304	$—	$82,723
Equity in subsidiaries' earnings	31,359	—	—	(31,359)	—
Total costs and expenses	10,856	22,221	19,147	(127)	52,097
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	27,149	20,552	14,157	(31,232)	30,626
Other income and (expense)	(16,805)	(1,857)	3,108	(845)	(16,399)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,344	18,695	17,265	(32,077)	14,227
Income tax benefit of taxable REIT subsidiaries	—	16	368	—	384
INCOME FROM CONTINUING OPERATIONS	10,344	18,711	17,633	(32,077)	14,611
Income (loss) from discontinued operations	227	(1,313)	(548)	74	(1,560)
NET INCOME	10,571	17,398	17,085	(32,003)	13,051
Other comprehensive loss	(1,024)	—	—	—	(1,024)
COMPREHENSIVE INCOME	9,547	17,398	17,085	(32,003)	12,027
Comprehensive income attributable to noncontrolling interests	—	—	(2,480)	—	(2,480)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$9,547	$17,398	$14,605	$(32,003)	$9,547

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$18,350	$139,518	$108,792	$(19)	$266,641
Equity in subsidiaries' earnings	124,991	—	—	(124,991)	—
Total costs and expenses	39,409	73,026	66,273	(764)	177,944
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	103,932	66,492	42,519	(124,246)	88,697
Other income and (expense)	(68,425)	(8,104)	27,566	(728)	(49,691)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	35,507	58,388	70,085	(124,974)	39,006
Income tax provision of taxable REIT subsidiaries	—	(64)	(716)	—	(780)
INCOME FROM CONTINUING OPERATIONS	35,507	58,324	69,369	(124,974)	38,226
Income (loss) from discontinued operations	42	3,042	(100)	7	2,991
Gain on sale of operating properties	6,431	3,989	238	—	10,658
NET INCOME	41,980	65,355	69,507	(124,967)	51,875
Other comprehensive loss	(1,166)	—	(192)	—	(1,358)
COMPREHENSIVE INCOME	40,814	65,355	69,315	(124,967)	50,517
Comprehensive income attributable to noncontrolling interests	—	—	(9,703)	—	(9,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$40,814	$65,355	$59,612	$(124,967)	$40,814

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$19,827	$126,449	$99,612	$—	$245,888
Equity in subsidiaries' earnings	127,595	—	—	(127,595)	—
Total costs and expenses	32,291	67,588	59,552	(340)	159,091
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	115,131	58,861	40,060	(127,255)	86,797
Other income and (expense)	(53,279)	(5,479)	11,577	(1,294)	(48,475)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	61,852	53,382	51,637	(128,549)	38,322
Income tax benefit of taxable REIT subsidiaries	—	87	276	—	363
INCOME FROM CONTINUING OPERATIONS	61,852	53,469	51,913	(128,549)	38,685
Income (loss) from discontinued operations	7,160	30,818	(524)	380	37,834
NET INCOME	69,012	84,287	51,389	(128,169)	76,519
Other comprehensive income	7,964	—	210	—	8,174
COMPREHENSIVE INCOME	76,976	84,287	51,599	(128,169)	84,693
Comprehensive income attributable to noncontrolling interests	—	—	(7,717)	—	(7,717)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$76,976	$84,287	$43,882	$(128,169)	$76,976

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(76,340)	$97,706	$93,964	$115,330
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(10,797)	(91,147)
Additions to income producing properties	(1,422)	(7,005)	(6,456)	(14,883)
Additions to construction in progress	(3,181)	(40,176)	(10,141)	(53,498)
Deposits for the acquisition of income producing properties	(225)	—	—	(225)
Proceeds from sale of real estate and rental properties	35,009	56,609	27,425	119,043
Decrease in cash held in escrow	10,662	—	—	10,662
Repayment of loans receivable	—	—	60,526	60,526
Increase in deferred leasing costs and lease intangibles	(488)	(2,704)	(2,695)	(5,887)
Investment in joint ventures	—	—	(2,129)	(2,129)
Advances to joint ventures	—	—	(177)	(177)
Distributions from joint ventures	—	—	15,537	15,537
Repayments from subsidiaries, net	142,828	(15,941)	(126,887)	—
Net cash provided by (used in) investing activities	183,183	(89,567)	(55,794)	37,822
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(8,139)	(25,790)	(33,929)
Net repayments under revolving credit facilities	(91,000)	—	—	(91,000)
Proceeds from issuance of common stock	112,870	—	—	112,870
Repurchase of common stock	(1,076)	—	—	(1,076)
Stock issuance costs	(294)	—	—	(294)
Dividends paid to stockholders	(79,355)	—	—	(79,355)
Purchase of noncontrolling interest	—	—	(2,954)	(2,954)
Distributions to noncontrolling interests	—	—	(9,426)	(9,426)
Net cash used in financing activities	(58,855)	(8,139)	(38,170)	(105,164)
Net increase in cash and cash equivalents	47,988	—	—	47,988
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$73,571	$—	$—	$73,571

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(53,671)	$83,552	$73,730	$103,611
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(60,000)	—	(60,000)
Additions to income producing properties	(1,149)	(5,977)	(3,568)	(10,694)
Additions to construction in progress	(556)	(24,712)	(8,325)	(33,593)
Deposits for the acquisition of income producing properties	(4,918)	—	—	(4,918)
Proceeds from sale of real estate and rental properties	67,527	143,597	5,528	216,652
Increase in cash held in escrow	(40,892)	—	—	(40,892)
Purchase of below market leasehold interest	—	(25,000)	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(498)	(3,260)	(2,240)	(5,998)
Investment in joint ventures	—	—	(9,770)	(9,770)
Repayments of advances to joint ventures	—	—	135	135
Distributions from joint ventures	—	—	3,077	3,077
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	91,586	91,586
Repayments from subsidiaries, net	189,465	(106,118)	(83,347)	—
Net cash provided by (used in) investing activities	208,979	(81,470)	(18,924)	108,585
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,579)	(2,082)	(27,438)	(33,099)
Net repayments under revolving credit facilities	(82,000)	—	—	(82,000)
Proceeds from issuance of common stock	8,217	—	—	8,217
Repurchase of common stock	(358)	—	—	(358)
Stock issuance costs	(93)	—	—	(93)
Dividends paid to stockholders	(78,187)	—	—	(78,187)
Purchase of noncontrolling interests	—	—	(18,917)	(18,917)
Distributions to redeemable noncontrolling interests	—	—	(911)	(911)
Distributions to noncontrolling interests	—	—	(7,540)	(7,540)
Net cash used in financing activities	(156,000)	(2,082)	(54,806)	(212,888)
Net decrease in cash and cash equivalents	(692)	—	—	(692)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$26,724	$—	$—	$26,724

21. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2014 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.
On November 10, 2014, we executed a contract for the sale of a property located in the Northeast region which has a net book value of $18.6 million and is encumbered by a $6.7 million mortgage loan that matures in 2024. The sale is subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the loan. We concluded that our carrying value of the property was recoverable as of September 30, 2014 based on our projected undiscounted cash flows from the property, which considered the probability of sale. However, if circumstances change which increase the probability of sale, we anticipate that we would recognize an impairment loss of $9.8 million.
Subsequent to September 30, 2014, two properties located in the Southeast region, which had an aggregate net book value of $6.4 million, met the criteria to be classified as held for sale. We expect to realize a loss of approximately $194,000 in connection with the sale of one of the properties which we anticipate will close during the fourth quarter of 2014. Additionally, we have one property in our North Florida region, which had a net book value of $5.4 million as of September 30, 2014, under contract for an estimated gross sales price of $5.1 million. The contract is in due diligence, and the property did not meet the criteria to be classified as held for sale. If the property is ultimately sold pursuant to the contract, we anticipate that we would recognize a loss of approximately $598,000.
In October 2014, we prepaid a mortgage loan of $21.0 million which bore interest at 5.20%.

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
As of September 30, 2014, our consolidated shopping center portfolio comprised 126 properties, including 107 retail properties and four non-retail properties totaling approximately 13.8 million square feet of gross leasable area, or GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. As of September 30, 2014, our consolidated shopping center occupancy was 94.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we have continued to see increasing interest from prospective small shop tenants during 2014, particularly in Florida, and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of September 30, 2014, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets located in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While we have experienced continued gradual improvement in general economic conditions during 2014, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in certain Southeast and North and Central Florida markets. In addition, certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from internet retailers. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of new supply which limits competition, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property net operating income (as defined in "Results of Operations" below) for 2014 will reflect an increase over 2013 of 2.5% to 3.25%.
The execution of our business strategy during the third quarter of 2014 resulted in:

•	the issuance of 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $104.6 million;

•	the sale of eight non-core assets for aggregate gross proceeds of $64.5 million, resulting in a net gain of $9.9 million;

•	the acquisition of a land parcel at West Roxbury Shaw's Plaza in West Roxbury, Massachusetts for $5.3 million;

•	the investment of $2.0 million in one of our unconsolidated joint ventures in connection with the acquisition of a retail center by the joint venture;

•
the signing of 52 new leases totaling 177,147 square feet, including, on a same space(1) basis, 39 new leases totaling 80,489 square feet at an average rental rate of $20.27 per square foot in 2014 (excluding $15.05 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $19.81 per square foot, a 2.3% average rent spread;

•
the renewal and extension of 70 leases, all of which were on a same space basis, totaling 418,542 square feet at an average rental rate of $12.69 per square foot in 2014 (excluding $0.48 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $11.38 per square foot, an 11.5% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 94.4% at September 30, 2014 from 92.4% at September 30, 2013 and from 94.2% at June 30, 2014; and

•	the increase in occupancy on a same-property basis(3) to 94.4% at September 30, 2014 from 94.3% at September 30, 2013, and flat as compared to June 30, 2014.
Including the above, for the nine months ended September 30, 2014, the execution of our business strategy resulted in:

•	the issuance of 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $104.6 million;

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

•	the acquisition of an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•	the acquisition of a land parcel at West Roxbury Shaw's Plaza in West Roxbury, Massachusetts for $5.3 million;

•
the acquisition of our joint venture partners' interests in Talega Village Center for an additional cash investment of $6.2 million, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value;

•	the investment of $2.0 million in one of our unconsolidated joint ventures in connection with the acquisition of a retail center by the joint venture;

•	the sale of sixteen non-core assets for aggregate gross proceeds of $123.1 million, resulting in a net gain of $13.9 million;

•
the sale of the property held by our joint venture, Vernola Marketplace JV, LLC, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	the prepayment of $22.5 million in mortgage debt;

•
the signing of 136 new leases totaling 579,353 square feet, including, on a same space basis, 89 new leases totaling 268,114 square feet at an average rental rate of $17.72 per square foot in 2014 (excluding $12.60 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $17.91 per square foot, resulting in a negative 1.1% average rent spread. Excluding the new anchor lease at Park Promenade, the average rental rate of the 88 new leases, on a same space basis, is $21.90 per square foot (excluding $15.09 per square foot of tenant improvements and concessions), as compared to the prior in-place average rent of $20.20 per square foot or an 8.4% average rent spread; and

•
the renewal and extension of 217 leases totaling 1.2 million square feet, including, on a same space basis, 216 leases totaling 1.2 million square feet at an average rental rate of $15.85 per square foot in 2014 (excluding $0.49 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.89 per square foot, a 6.4% average rent spread.

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

(3)
Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared.

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
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loan and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended September 30, 2014, we moved one property that had been under redevelopment (Atlantic Village) totaling 104,687 square feet into the same-property pool.
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain (loss) on extinguishment of debt and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We review operating and financial data, primarily NOI, for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have historically aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Although we are evaluating the potential impact, if any, that our organizational changes announced in June 2014 may have on our segment reporting in future periods, we have continued to present our reportable segments by geographical area, which are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Note 15 to the condensed consolidated financial statements included in this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the three and nine months ended September 30, 2014 and 2013.
Same-Property NOI and Occupancy Information
Same-property NOI increased by $1.1 million, or 2.5%, and $3.2 million, or 2.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, respectively. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases. Additionally, the nine months ended September 30, 2014 includes the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased by $2.6 million, or 1.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except number of properties)
Same-property net operating income	$46,825	$45,704	$139,417	$136,187
Adjustments (1)	421	(707)	2,106	(717)
Same-property net operating income before adjustments	47,246	44,997	141,523	135,470
Non same-property net operating income	8,825	8,438	30,292	24,014
Net operating income (2)	$56,071	$53,435	$171,815	$159,484
Number of properties	102		101
GLA (in square feet)	12,835		12,730
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
Same-property net operating income by geographical segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
South Florida	$14,722	$14,049	$44,713	$42,844
North Florida	4,431	4,313	12,742	12,655
Southeast	6,170	6,102	18,248	18,129
Northeast	10,791	10,851	32,277	31,719
West Coast	10,711	10,389	31,437	30,840
Same-property net operating income	$46,825	$45,704	$139,417	$136,187

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment:

	Occupancy as of September 30,			GLA as of
	2014	2013	% Change	September 30, 2014
				(In thousands)
South Florida	93.9%	93.0%	0.9%	4,412
North Florida	90.5%	87.9%	2.6%	1,886
Southeast	92.5%	94.9%	(2.4)%	2,680
Northeast	98.3%	98.5%	(0.2)%	2,134
West Coast	98.2%	98.5%	(0.3)%	1,782
Same-property consolidated shopping center occupancy	94.4%	94.3%	0.1%	12,894
Non-retail	92.8%	93.8%	(1.0)%	315
				13,209
Comparison of the Three Months Ended September 30, 2014 to 2013
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2014 as compared to the same period in 2013:

	Three Months Ended September 30,
	2014	2013	% Change
	(In thousands)
Total revenue	$86,377	$82,723	4.4%
Property operating expenses	22,120	21,990	0.6%
Depreciation and amortization	26,182	20,555	27.4%
General and administrative expenses	11,524	9,552	20.6%
Investment income	59	1,453	(95.9)%
Interest expense	15,860	16,923	(6.3)%
Impairment loss	—	1,076	(100.0)%
Loss from discontinued operations	(96)	(1,560)	(93.8)%
Gain on sale of operating properties	9,775	—	NM*
Net income	20,801	13,051	59.4%
Net income attributable to Equity One, Inc.	18,307	10,571	73.2%
______________________________________________
* NM = Not meaningful
Total revenue increased by $3.7 million, or 4.4%, to $86.4 million in 2014 from $82.7 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $4.2 million associated with properties acquired in 2014 and 2013;

•	an increase of approximately $2.3 million in same-property revenue due to higher rent from new rent commencements and renewals; and

•	an increase of approximately $113,000 related to development and redevelopment projects; partially offset by

•	a decrease of approximately $2.9 million associated with properties sold in 2014.

Property operating expenses increased by $130,000, or 0.6%, to $22.1 million in 2014 from $22.0 million in 2013. The increase primarily consisted of the following:

•	an increase of approximately $1.2 million associated with properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $1.1 million associated with properties sold in 2014.
Depreciation and amortization increased by $5.6 million, or 27.4%, to $26.2 million for 2014 from $20.6 million in 2013. The increase was primarily related to the following:

•	a net increase of approximately $4.6 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $1.5 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $400,000 associated with properties sold in 2014.
General and administrative expenses increased by $2.0 million, or 20.6%, to $11.5 million for 2014 from $9.6 million in 2013. The increase was primarily related to the following:

•
an increase of approximately $2.1 million associated with the separation of our former CEO, including the impact of the modification and acceleration of stock awards previously granted, and a one-time bonus payment; and

•	an increase of approximately $450,000 in Board of Director fees primarily due to a stock award granted to our Chairman; partially offset by

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of $530,000; and

•	a decrease in professional services fees of $125,000.
We recorded investment income of $59,000 in 2014 compared to $1.5 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and mezzanine loans that were repaid in January 2014 and another mezzanine loan that was repaid in August 2013.
Interest expense decreased by $1.1 million, or 6.3%, to $15.9 million for 2014 from $16.9 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $860,000 due to higher capitalized interest as a result of the commencement of a major development project;

•	a decrease of approximately $550,000 associated with lower mortgage interest primarily due to the repayment of mortgages during 2014 and 2013; and

•	a decrease of approximately $115,000 associated with lower interest expense and unused facility fees associated with the unsecured revolving credit facilities; partially offset by

•	an increase of approximately $460,000 primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions.
In 2013, we recorded an impairment loss in continuing operations of $1.1 million related to an income producing property located in the Southeast region.

In 2014, we recorded a loss from discontinued operations of $96,000 compared to $1.6 million in 2013. The decrease is primarily attributable to a decrease of $2.7 million in impairment losses partially offset by a decrease of $1.3 million in operating income from sold or held for sale properties. Upon the adoption of Accounting Standards Update ("ASU") No. 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold during the current period that were not previously classified as discontinued operations are reported in continuing operations as they do not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU No. 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations. The results of operations for one property in our South Florida region (Summerlin Square) classified as held for sale is presented as a discontinued operation in the accompanying condensed consolidated statements of income for all periods presented as it was classified as held for sale prior to the adoption of ASU No. 2014-08. During the three months ended September 30, 2013, we sold six properties in our South Florida, North Florida and Southeast regions and one outparcel in our Southeast region for a total sales price of $48.2 million. The results of operations for these properties are presented as discontinued operations in the accompanying condensed consolidated statement of income for the three months ended September 30, 2013.
We recorded a gain on sale of operating properties of $9.8 million in 2014 due to the sale of eight properties in our South Florida, North Florida and Southeast regions. Prior to the adoption of ASU No. 2014-08, such gains would have been included in income from discontinued operations.
As a result of the foregoing, net income increased by $7.8 million to $20.8 million for 2014 compared to $13.1 million in 2013. Net income attributable to Equity One, Inc. increased by $7.7 million to $18.3 million for 2014 compared to $10.6 million in 2013.
Comparison of the Nine Months Ended September 30, 2014 to 2013
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2014 as compared to the same period in 2013:

	Nine Months Ended September 30,
	2014	2013	% Change
	(In thousands)
Total revenue	$266,641	$245,888	8.4%
Property operating expenses	66,519	65,887	1.0%
Depreciation and amortization	80,115	65,085	23.1%
General and administrative expenses	31,310	28,119	11.3%
Investment income	258	5,866	(95.6)%
Equity in income of unconsolidated joint ventures	10,318	1,766	NM*
Other income	3,200	199	NM*
Interest expense	48,846	50,860	(4.0)%
Gain on extinguishment of debt	1,074	107	NM*
Impairment loss	13,892	3,738	NM*
Income from discontinued operations	2,991	37,834	(92.1)%
Gain on sale of operating properties	10,658	—	NM*
Net income	51,875	76,519	(32.2)%
Net income attributable to Equity One, Inc.	42,172	68,802	(38.7)%
______________________________________________
* NM = Not meaningful
Total revenue increased by $20.8 million, or 8.4%, to $266.6 million in 2014 from $245.9 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $13.3 million associated with properties acquired in 2014 and 2013;

•
an increase of approximately $4.4 million related to the recognition of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing;

•	an increase of approximately $5.9 million in same-property revenue due primarily to higher rent from new rent commencements and renewals as well as an increase in percentage rent; and

•	an increase of approximately $815,000 related to development and redevelopment projects; partially offset by

•	a decrease of approximately $3.8 million associated with properties sold in 2014.
Property operating expenses increased by $632,000, or 1.0%, to $66.5 million in 2014 from $65.9 million in 2013. The increase primarily consisted of the following:

•	an increase of approximately $3.3 million associated with properties acquired in 2014 and 2013; partially offset by

•
a net decrease of approximately $1.0 million in same-property expenses primarily attributable to lower bad debt expense of $2.4 million including the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, partially offset by higher property operating expenses in 2014 including higher snow removal costs; and

•	a decrease of approximately $1.7 million associated with properties sold in 2014.
Depreciation and amortization increased by $15.0 million, or 23.1%, to $80.1 million for 2014 from $65.1 million in 2013. The increase was primarily related to the following:

•	an increase of approximately $11.4 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $5.6 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $1.3 million due to assets becoming fully depreciated and amortized during 2014 and 2013; and

•	a decrease of approximately $600,000 associated with properties sold in 2014.
General and administrative expenses increased by $3.2 million, or 11.3%, to $31.3 million for 2014 from $28.1 million in 2013. The increase was primarily related to the following:

•	a net increase of approximately $1.8 million in bonus payments, share-based compensation expense and severance costs associated with our reorganization;

•	an increase in professional service fees of approximately $430,000, primarily related to legal fees;

•	an increase in transaction-related costs in connection with completed or pending property acquisitions of $275,000; and

•	an increase of approximately $600,000 in Board of Director fees primarily due to a stock award granted to our Chairman.
We recorded investment income of $258,000 in 2014 compared to $5.9 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and mezzanine loans that were repaid in January 2014 and another mezzanine loan that was repaid in August 2013.
We recorded $10.3 million of equity in income of unconsolidated joint ventures in 2014 compared to $1.8 million in 2013. The increase was primarily related to the sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), an increase related to the acceleration of the accretion of a below market lease liability upon the tenant vacating the space at a property held by one of our joint ventures (our proportionate share was $609,000), an increase from the operations of two joint venture properties acquired in 2013 and a decrease in interest expense due to the repayment of a mortgage by a joint venture during the second quarter of 2013.

We recorded other income of $3.2 million in 2014 compared to $199,000 in 2013. The increase was primarily related to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $2.0 million, or 4.0%, to $48.8 million for 2014 from $50.9 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $1.9 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2014 and 2013;

•	a decrease of approximately $1.4 million due to higher capitalized interest as a result of the commencement of a major development project; and

•	a decrease of approximately $290,000 associated with lower interest expense and unused facility fees associated with the unsecured revolving credit facilities; partially offset by

•	an increase of approximately $1.3 million primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions.
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
We recorded impairment losses in continuing operations in 2014 and 2013 of $13.9 million and $3.7 million, respectively. The 2014 impairment loss consisted of $9.6 million of impairment charges related to income producing properties and $4.3 million related to operating properties sold. The 2013 impairment loss related to a land parcel located in the West Coast region and an operating property located in the Southeast region. See Note 18 to the condensed consolidated financial statements included in this report for additional discussion of impairment losses.
In 2014, we recorded income from discontinued operations of $3.0 million compared to $37.8 million in 2013. The decrease is primarily attributable to a decrease of $33.4 million related to net gains from the disposition of operating properties and a decrease of $4.9 million in operating income from sold or held for sale properties. The results of operations for two of the properties sold in 2014 (Stanley Marketplace and Oak Hill) and one property in our South Florida region (Summerlin Square) classified as held for sale are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08. During the nine months ended September 30, 2013, we sold twenty-six properties in our South Florida, North Florida and Southeast regions and three outparcels in our Southeast and West Coast regions for a total sales price of $236.2 million. The results of operations for these properties are presented as discontinued operations in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2013.
We recorded a gain on sale of operating properties of $10.7 million in 2014 due to the sale of fourteen properties in our South Florida, North Florida and Southeast regions. Prior to the adoption of ASU No. 2014-08, such gains would have been included in income from discontinued operations.
As a result of the foregoing, net income decreased by $24.6 million to $51.9 million for 2014 from $76.5 million in 2013. Net income attributable to Equity One, Inc. decreased by $26.6 million to $42.2 million for 2014 compared to $68.8 million in 2013.

The following table sets forth the financial information relating to our continuing operations presented by segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
South Florida	$22,305	$22,063	$68,575	$68,400
North Florida	8,386	9,517	27,510	28,500
Southeast	8,837	9,433	27,222	28,315
Northeast	21,072	18,856	63,421	55,178
West Coast	19,386	17,436	57,083	51,386
Non-retail	927	728	2,759	1,388
Total segment revenue	80,913	78,033	246,570	233,167
Add:
Straight-line rent adjustment	1,056	790	2,794	1,512
Accretion of below market lease intangibles, net	3,773	3,313	15,429	9,724
Management and leasing services	635	587	1,848	1,485
Total revenue	$86,377	$82,723	$266,641	$245,888

Net operating income (NOI):
South Florida	$15,305	$14,739	$47,551	$46,083
North Florida	5,783	6,476	19,246	19,122
Southeast	6,262	6,580	20,049	19,853
Northeast	14,805	13,798	44,010	39,382
West Coast	13,163	11,221	38,686	34,015
Non-retail	753	621	2,273	1,029
Total NOI	$56,071	$53,435	$171,815	$159,484
For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended September 30, 2014 to 2013 - Segments
South Florida: Revenue increased by 1.1%, or $242,000, to $22.3 million for 2014 from $22.1 million for 2013. NOI increased by 3.8%, or $566,000, to $15.3 million for 2014 from $14.7 million for 2013. The increase in revenue and NOI is primarily due to contractual rent increases and rent commencements at our same site and redevelopment properties, partially offset by the disposal of four properties during 2014. The results of operations for the four properties are included in continuing operations in the condensed consolidated statements of income for all periods presented.
North Florida: Revenue decreased by 11.9%, or $1.1 million, to $8.4 million for 2014 from $9.5 million for 2013. NOI decreased by 10.7%, or $693,000, to $5.8 million for 2014 from $6.5 million for 2013. The decrease in revenue and NOI is primarily the result of the disposal of six properties during 2014. The results of operations for the six properties are included in continuing operations in the condensed consolidated statements of income for all periods presented.
Southeast: Revenue decreased by 6.3%, or $596,000, to $8.8 million for 2014 from $9.4 million for 2013. NOI decreased by 4.8%, or $318,000, to $6.3 million for 2014 from $6.6 million for 2013. The decrease in revenue and NOI is primarily the result of the disposal of three properties during 2014, partially offset by an increase in revenue and NOI at our same site properties. The results of operations for the three properties are included in continuing operations in the condensed consolidated statements of income for all periods presented.

Northeast: Revenue increased by 11.8%, or $2.2 million, to $21.1 million for 2014 from $18.9 million for 2013. NOI increased by 7.3%, or $1.0 million, to $14.8 million for 2014 from $13.8 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of The Village Center and various Westwood Complex parcels; and rent commencements associated with the opening of The Gallery at Westbury Plaza. The increase in NOI is the result of the increase in revenue, partially offset by an increase in real estate taxes at our same site properties and operating expenses from our 2013 and 2014 acquisitions.
West Coast: Revenue increased by 11.2%, or $2.0 million, to $19.4 million for 2014 from $17.4 million for 2013. NOI increased by 17.3%, or $1.9 million, to $13.2 million for 2014 from $11.2 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of Pleasanton Plaza and Talega Village Center, and contractual rent increases and rent commencements at our same site properties. The increase in NOI is primarily attributable to the increase in revenue and lower operating expenses at our same site properties, partially offset by higher operating expenses from our 2013 and 2014 acquisitions.
Non-retail: Revenue increased by $199,000 to $927,000 for 2014 from $728,000 for 2013. NOI increased by $132,000 to $753,000 for 2014 from $621,000 for 2013. The increase in revenue and NOI is primarily due to the 2013 and 2014 acquisition of various non-retail Westwood Complex parcels.
Comparison of the Nine Months Ended September 30, 2014 to 2013 - Segments
South Florida: Revenue increased 0.3%, or $175,000, to $68.6 million for 2014 from $68.4 million for 2013. NOI increased by 3.2%, or $1.5 million, to $47.6 million for 2014 from $46.1 million for 2013. The increase in revenue is primarily the result of contractual rent increases and rent commencements at our same site properties, partially offset by revenue associated with our 2014 asset dispositions and lower expense recovery income due to lower expense recovery ratios. The increase in NOI is primarily due to the increase in revenue at our same site properties and lower bad debt expense, partially offset by the decrease in NOI associated with our 2014 dispositions.
North Florida: Revenue decreased by 3.5%, or $990,000, to $27.5 million for 2014 from $28.5 million for 2013. NOI increased by 0.6%, or $124,000, to $19.2 million for 2014 from $19.1 million for 2013. The decrease in revenue is primarily the result of the 2014 asset dispositions. The increase in NOI is due to a lease termination fee paid in 2013 and lower bad debt expense, partially offset by the decrease in NOI associated with our 2014 asset dispositions.
Southeast: Revenue decreased by 3.9%, or $1.1 million, to $27.2 million for 2014 from $28.3 million for 2013. NOI increased by 1.0%, or $196,000, to $20.0 million for 2014 from $19.9 million for 2013. The decrease in revenue is primarily the result of 2014 asset dispositions, partially offset by contractual rent increases and rent commencements at our same site properties. The increase in NOI is a result of a decrease in bad debt expense due to the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants and the increase in revenue at our same site properties, partially offset by the decrease in NOI associated with our 2014 asset dispositions.
Northeast: Revenue increased by 14.9%, or $8.2 million, to $63.4 million for 2014 from $55.2 million for 2013. NOI increased by 11.8%, or $4.6 million, to $44.0 million for 2014 from $39.4 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of The Village Center and various Westwood Complex parcels; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI is the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2013 and 2014 acquisitions and higher operating expenses at our same site and development properties including higher snow removal expenses across the region and increased real estate taxes.
West Coast: Revenue increased by 11.1%, or $5.7 million, to $57.1 million for 2014 from $51.4 million for 2013. NOI increased by 13.7%, or $4.7 million, to $38.7 million for 2014 from $34.0 million for 2013. The increase in revenue is primarily the result of our 2013 and 2014 acquisitions of Pleasanton Plaza and Talega Village Center, and increased percentage rent, contractual rent increases and rent commencements at our same site properties. The increase in NOI is primarily attributable to the increase in revenue, partially offset by higher operating expenses due to our 2013 and 2014 acquisitions.
Non-retail: Revenue increased by $1.4 million to $2.8 million for 2014 from $1.4 million for 2013. NOI increased by $1.2 million to $2.3 million for 2014 from $1.0 million for 2013. The increase in revenue and NOI is primarily due to the 2013 and 2014 acquisition of various non-retail Westwood Complex parcels.

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
The following table illustrates the calculation of FFO and FFO available to diluted common shareholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to Equity One, Inc.	$18,307	$10,571	$42,172	$68,802
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	25,886	21,115	79,206	67,871
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	1,020	1,041	3,141	3,202
(Gain) loss on disposal of depreciable assets, net of tax (1)	(9,857)	155	(13,862)	(35,471)
Pro-rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	—	—	(8,007)	—
Impairments of depreciable real estate, net of tax (1)	—	3,000	13,892	3,215
Funds from operations	35,356	35,882	116,542	107,619
Adjustment:
Earnings attributed to noncontrolling interests (3)	2,499	2,499	7,497	7,497
Funds from operations available to diluted shareholders	$37,855	$38,381	$124,039	$115,116
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest, for the nine months ended September 30, 2014. See Note 5 to the condensed consolidated financial statements for further discussion.
(3) Represents earnings attributed to convertible units held by Liberty International Holdings Limited ("LIH"). Although these convertible units are excluded from the calculation of earnings per diluted share, FFO available to diluted shareholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Earnings per diluted share attributable to Equity One, Inc.	$0.14	$0.09	$0.34	$0.58
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.20	0.16	0.61	0.53
Earnings attributed to noncontrolling interest (1)	0.02	0.02	0.06	0.06
Net adjustment for rounding and earnings attributable to unvested shares (2)	—	—	(0.01)	(0.04)
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	0.01	0.01	0.02	0.02
Gain on disposal of depreciable assets, net of tax	(0.08)	—	(0.11)	(0.28)
Pro-rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest	—	—	(0.06)	—
Impairments of depreciable real estate, net of tax	—	0.02	0.11	0.02
Funds from operations per diluted common share	$0.29	$0.30	$0.96	$0.89
Weighted average diluted shares (in thousands) (3)	130,441	129,161	129,680	128,985
______________________________________________
(1) Represents earnings attributed to unissued shares held by LIH, which have been excluded for purposes of calculating earnings per diluted share. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
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
Critical Accounting Policies
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share-based compensation and incentive awards, income tax, and discontinued operations. For the three and nine months ended September 30, 2014, there were no material changes to these policies except as noted in Note 2 to the condensed consolidated financial statements with respect to discontinued operations. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of September 30, 2014, we had approximately $73.6 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $580.0 million of which $452.6 million was the maximum available to be drawn thereunder, based on the financial covenants contained in those facilities. As of September 30, 2014, we had no drawn balance against our $575.0 million credit facility or our $5.0 million credit facility.
During the remainder of 2014, we have approximately $2.0 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of September 30, 2014, we have invested an aggregate of approximately $81.2 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $52.5 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2014 liquidity events
While we believe our cash and cash equivalents and our availability under our lines of credit are sufficient to operate our business for the remainder of 2014, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2014:

•
We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $104.6 million, which we intend to use to fund development and redevelopment activities and for general corporate purposes including the payment of secured and unsecured debt;

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

•	We acquired an outparcel adjacent to the Williamsburg at Dunwoody shopping center in Dunwoody, Georgia for $350,000;

•	We acquired a land parcel at West Roxbury Shaw’s Plaza in West Roxbury, Massachusetts for $5.3 million;

•	We acquired our joint venture partners' interests in Talega Village Center for an additional cash investment of $6.2 million;

•	We invested $2.0 million in one of our unconsolidated joint ventures in connection with the acquisition of a retail center by the joint venture;

•
We sold sixteen non-core assets for aggregate gross proceeds of $123.1 million, resulting in a total net gain of $13.9 million. In October 2014, we closed on the sale of three properties classified as held for sale as of September 30, 2014, which had an aggregate net book value of $10.8 million, for a gross sales price of $12.3 million;

•	Our joint venture, Vernola Marketplace JV, LLC, sold a property, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	We received proceeds from the issuance of common in stock in connection with stock option exercises by employees of $7.9 million;

•	We prepaid $22.5 million in mortgage loans with a weighted average interest rate of 6.10%. In October 2014, we prepaid a mortgage loan of $21.0 million which bore interest at a rate of 5.20%;

•	We repaid $91.0 million in borrowings outstanding under our $575.0 million line of credit; and

•	We invested $74.3 million in capital expenditures to improve our properties.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$115,330	$103,611	$11,719
Net cash provided by investing activities	$37,822	$108,585	$(70,763)
Net cash used in financing activities	$(105,164)	$(212,888)	$107,724
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $115.3 million for the nine months ended September 30, 2014 compared to $103.6 million in the 2013 period. The increase is due primarily to an increase in operating income from our properties and the timing of expenses.
Net cash provided by investing activities was $37.8 million for the nine months ended September 30, 2014 compared to $108.6 million for the same period in 2013. Investing activities during 2014 primarily consisted of: proceeds related to the sale of real estate and rental properties of $119.0 million; proceeds from the repayment of loans receivable of $60.5 million; distributions from joint ventures of $15.5 million; and a decrease in cash held in escrow of $10.7 million; partially offset by acquisitions of income producing properties of $91.1 million; additions to construction in progress of $53.5 million; and additions to income producing properties of $14.9 million. Investing activities during 2013 primarily consisted of: proceeds related to the sale of real estate and rental properties of $216.7 million; and proceeds from repayment of loans receivable of $91.6 million; partially offset by acquisitions of income producing properties of $60.0 million; an increase in cash held in escrow of $40.9 million; additions to construction in progress of $33.6 million; purchase of a below market leasehold interest for $25.0 million; investment in a mezzanine loan of $12.0 million; additions to income producing properties of $10.7 million; and investments in joint ventures of $9.8 million.
The following summarizes capital expenditures:

	Nine Months Ended September 30,
	2014	2013
Capital expenditures:	(In thousands)
Tenant improvements and allowances	$13,469	$8,821
Leasing commissions and costs	6,291	6,132
Developments	27,181	14,003
Redevelopments	24,221	15,983
Maintenance capital expenditures	5,690	3,132
Total capital expenditures	76,852	48,071
Net change in accrued capital spending	(2,584)	2,214
Capital expenditures per condensed consolidated statements of cash flows	$74,268	$50,285

The increase in development and redevelopment capital expenditures during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of costs incurred for Broadway Plaza and Serramonte Shopping Center. We capitalized internal costs related to capital expenditures of $4.1 million and $3.0 million during the nine months ended September 30, 2014 and 2013, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $2.8 million and $2.3 million, respectively, capitalized internal costs related to development activities of $472,000 and $394,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $584,000 and $161,000, respectively. Capitalized interest totaled $3.6 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively, primarily related to development and redevelopment and expansion activities.
Net cash used in financing activities totaled $105.2 million for the nine months ended September 30, 2014 compared to $212.9 million for the same period in 2013. The largest financing cash outflows for 2014 related to: net repayments under the revolving credit facilities of $91.0 million; dividends paid to stockholders of $79.4 million; prepayments and repayments of $33.9 million of mortgage debt; and distributions to noncontrolling interests of $9.4 million; partially offset by proceeds from the issuance of common stock of $112.9 million. The largest financing outflows for 2013 related to: net repayments under the revolving credit facilities of $82.0 million; dividends paid to stockholders of $78.2 million; prepayments and repayments of $33.1 million of mortgage debt; purchase of noncontrolling interests for $18.9 million; and distributions to noncontrolling interests of $7.5 million; partially offset by proceeds from the issuance of common stock of $8.2 million.
Future Contractual Obligations. During the nine months ended September 30, 2014, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 except as noted above with respect to net repayments under the revolving credit facilities of $91.0 million.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2014, we have investments in seven unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. We exercise significant influence over, but do not control, five of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. As of September 30, 2014, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $255.6 million (of which our aggregate proportionate share was approximately $56.5 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligation. During the fourth quarter of 2014, we expect to close on the acquisition of an office building adjacent to the Village Center in Westport, Connecticut for a purchase price of $2.3 million, subject to the satisfaction of closing conditions.
Contingencies
Letters of Credit. As of September 30, 2014, we had provided letters of credit having an aggregate face amount of $2.6 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments. As of September 30, 2014, we have entered into construction commitments and had outstanding obligations to fund approximately $52.5 million, based on current plans and estimates, in order to complete active development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $44.9 million.

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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and will continue to evaluate opportunities to sell certain additional non-core properties located primarily in the southeastern United States and north and central Florida. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 4 to the condensed consolidated financial statements included in this report for additional discussion of the status of those dispositions under contract and the related financial statement impact. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
During the nine months ended September 30, 2014, we recognized impairment losses on properties sold and properties held for use totaling $4.3 million and $9.6 million, respectively. See Note 18 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
On November 10, 2014, we executed a contract for the sale of a property located in the Northeast region which has a net book value of $18.6 million and is encumbered by a $6.7 million mortgage loan that matures in 2024. The sale is subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the loan. We concluded that our carrying value of the property was recoverable as of September 30, 2014 based on our projected undiscounted cash flows from the property, which considered the probability of sale. However, if circumstances change which increase the probability of sale, we anticipate that we would recognize an impairment loss of $9.8 million.
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
The fair value of our fixed-rate debt was $1.2 billion as of September 30, 2014, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of September 30, 2014, would decrease by approximately $41.8 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $44.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of September 30, 2014.
As of September 30, 2014, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $256.5 million as of September 30, 2014. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2014, would decrease by approximately $10.4 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2014, would increase by approximately $10.9 million.
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
In connection with our $250.0 million unsecured term loan, we entered into three interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. As of September 30, 2014 and December 31, 2013, the fair value of our interest rate swaps was an asset of $1.7 million and $2.9 million, respectively, which is included in other assets in our condensed consolidated balance sheets.

Other Market Risks
As of September 30, 2014, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of September 30, 2014 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2014, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

				(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
July 1, 2014 - July 31, 2014	2,179	(1)	$24.00	N/A	N/A
August 1, 2014 - August 31, 2014	1,766	(1)	$23.46	N/A	N/A
September 1, 2014 - September 30, 2014	32,718	(1)	$23.83	N/A	N/A
	36,663		$23.82	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

10.1
Common Stock Purchase Agreement, dated as of September 9, 2014, between Equity One, Inc. and Gazit First Generation LLC (filed as Exhibit 10.1 to Equity One's Current Report on Form 8-K filed with the SEC on September 15, 2014 and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of September 9, 2014, between Equity One, Inc. and Gazit First Generation LLC (filed as Exhibit 10.2 to Equity One's Current Report on Form 8-K filed with the SEC on September 15, 2014 and incorporated by reference herein).

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

EQUITY ONE, INC.

Date:	November 10, 2014	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2014	/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
10.1
Common Stock Purchase Agreement, dated as of September 9, 2014, between Equity One, Inc. and Gazit First Generation LLC (filed as Exhibit 10.1 to Equity One's Current Report on Form 8-K filed with the SEC on September 15, 2014 and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of September 9, 2014, between Equity One, Inc. and Gazit First Generation LLC (filed as Exhibit 10.2 to Equity One's Current Report on Form 8-K filed with the SEC on September 15, 2014 and incorporated by reference herein).

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