Form 10-K
period 2014-12-31
EQUITY ONE, INC.
filed 2015-03-02
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-13499

EQUITY ONE, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, Suite 1220 New York, NY	10022
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 796-1760
________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1.5 billion based upon the last reported sale price of $23.59 per share on the New York Stock Exchange on such date.
As of February 23, 2015, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 124,931,700.
_______________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.	BUSINESS
The Company
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties located primarily in supply constrained suburban and urban communities. We were organized as a Maryland corporation in 1992, completed our initial public offering in 1998, and have elected to be taxed as a REIT since 1995.
As of December 31, 2014, our consolidated shopping center portfolio comprised 122 properties, including 102 retail properties and five non-retail properties totaling approximately 13.5 million square feet of gross leasable area, or GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. As of December 31, 2014, our consolidated shopping center occupancy was 95% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA. For a listing of the properties in our consolidated shopping center portfolio, refer to Item 2 - Properties.
In this annual report, references to “we,” “us” or “our” or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM Vastgoed, N.V., which we refer to as DIM, a Dutch company in which we acquired a controlling interest in 2009, and C&C (US) No. 1, Inc., which we refer to as CapCo, a Delaware corporation in which we acquired a controlling interest through a joint venture with Liberty International Holdings Limited, or LIH, a private company limited by shares organized under the laws of England and Wales, in 2011.
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
Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like-kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income.
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
Significant Tenants
As of December 31, 2014, no tenant accounted for more than 10% of our GLA or annual revenues.
Employees
Our headquarters are located at 410 Park Avenue, Suite 1220, New York, NY 10022. As of December 31, 2014, we had 155 full-time employees and we believe that our relationships with our employees are good.
Available Information
The internet address of our website is www.equityone.com. In the "Investors" section of our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the Securities and Exchange Commission, or the SEC. Also available in the "Corporate Governance" section of our website (located within the "Investors" section) free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.
You may also obtain printed copies of any of the foregoing materials from us, free of charge, by contacting our Investor Relations Department at:
Equity One, Inc.
410 Park Avenue, Suite 1220
New York, NY 10022
Attn: Investor Relations Department
(212) 796-1760
You may also read and copy any materials we file with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS
This annual report on Form 10-K and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are forward-looking statements and can be identified by the use of forward-looking terminology such as “may,” “will,” “might,” “would,” “expect,” “anticipate,” “estimate,” “could,” “should,” “believe,” “intend,” “project,” “forecast,” “target,” “plan,” "optimistic," "assume," or “continue” or the negative of these words or other variations or comparable terminology. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Some specific risk factors that could impact forward looking statements are set forth below.
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
From 2015 through 2017, approximately 39.1% of our leases, based on annualized minimum rents, with tenants are due to expire. The annualized minimum rents at expiration for these leases are $22.6 million, $35.8 million, and $30.8 million for 2015, 2016 and 2017, respectively. Additionally, approximately 2.1% of our leases are month-to-month, representing $4.7 million of annualized rents. Our ability to renew or replace these tenants at comparable rents or at all could have a significant impact on our future results of operations.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Some of our leases also provide tenants with the ability to terminate the lease without penalty in the event they fail to achieve predetermined levels of sales. Any such lease terminations and any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under the lease, which may also adversely affect our financial condition and results of operations.
We are particularly dependent on our “anchor” tenants, and decisions made by these tenants or adverse developments in the businesses of these tenants could have a negative impact on our financial condition.
We own shopping centers which are supported by “anchor” tenants. Anchor tenants, which we define as tenants occupying 10,000 or more square feet of GLA, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. If an anchor tenant were to decide that a particular store is unprofitable and close its operations in one of our centers, such a closure could have an adverse effect on the property even though the tenant may continue to make rental payments. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center if their leases have “co-tenancy” clauses which permit cancellation or rent reduction if an anchor tenant’s lease is terminated or the anchor “goes dark.” Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. As a result of retailer consolidation, store rationalization, competition from internet sales and general economic conditions, we have seen a decrease in the number of tenants available to fill anchor spaces, especially in some of our secondary markets. Therefore, in the event one or more of our anchor tenants were to leave our centers, we cannot provide any assurance that we would be able to quickly re-lease vacant space on favorable terms, or at all. Any of these developments could adversely affect our financial condition or results of operations.

We may be unable to collect balances due from tenants that file for bankruptcy protection.
If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations. For example, in February 2015, RadioShack filed for bankruptcy protection. RadioShack currently leases a total of approximately 39,000 square feet of GLA at eighteen of our consolidated shopping centers. We anticipate that it will seek to terminate or assign leases for fourteen locations totaling approximately 31,000 square feet of GLA as part of its bankruptcy proceeding.
The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:

•	Economic uncertainty or downturns in general, or in the areas where our properties are located;

•	Local conditions, such as an oversupply of retail space, a reduction in demand for retail space or a change in local demographics;

•	The attractiveness of our properties to tenants and competition for tenants from other available space;

•	Adverse changes in the financial condition of our tenants and ongoing consolidation within the retail sector;

•	The adverse impact of competition from new retail platforms and concepts to our existing tenants;

•	Changes in the perception of retailers or shoppers regarding the safety, convenience and attractiveness of our shopping centers and changes in the overall climate of the retail industry;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The expense of periodically renovating, repairing and re-letting spaces;

•	The impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our properties; and

•	The consequences of any armed conflict involving, or terrorist attack against, the United States.
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
Over the past few years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our stockholders.
Many of our real estate costs are fixed, even if income from our properties decreases.
Our financial results depend primarily on leasing space at our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.
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
As of December 31, 2014, we had approximately $584.5 million of unsecured senior notes and mortgage debt scheduled to mature in the next three years. Additionally, our $600.0 million unsecured revolving credit facility matures on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. At times during the last decade, the U.S. and global credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which occasionally caused the spreads on prospective debt financings to widen considerably. If a downturn or dislocation in credit markets were to occur or if interest rates were to dramatically increase from their current low levels, we may experience difficulty refinancing these upcoming debt maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to utilize the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt or draw heavily on our line of credit, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Any change in our credit ratings could further impact our access to capital and our cost of capital, including the cost of borrowings under our revolving lines of credit. To the extent we are unable to efficiently access the credit markets, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2014, we had debt outstanding in the aggregate amount of approximately $1.3 billion. Many of our loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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
Our unsecured revolving credit facility, our unsecured term loan, our outstanding unsecured senior notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties and, during a default, our ability to pay dividends to our stockholders. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our unsecured revolving credit facility, all amounts outstanding may become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our unsecured senior note indebtedness and unsecured term loan possibly giving rise to the acceleration of such indebtedness.
Increases in interest rates would cause our borrowing costs to rise and generally adversely affect the market price of our securities and the market value of our properties.
While we had approximately $1.0 billion of fixed interest rate debt outstanding as of December 31, 2014, we also borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as interest expense with respect to maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders.
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
LIH’s ability to redeem its interests in the CapCo joint venture for approximately 11.4 million shares of our common stock and to sell those shares in a registered offering may adversely impact our stock price and our ability to access the equity capital markets.
On January 4, 2011, we acquired a controlling interest in CapCo though a joint venture with LIH. Upon closing of the transaction, LIH received approximately 11.4 million Class A Shares in the joint venture which are redeemable at any time by LIH for cash or, at our option, shares of our common stock on a one-for-one basis (subject to certain adjustments). Although we are not aware of LIH’s plans with respect to its Class A Shares, we believe that tax considerations which currently impede LIH’s ability to redeem the Class A Shares in a tax efficient manner will cease to apply on January 4, 2016, thereafter increasing the likelihood of a redemption by LIH. In the event LIH exercises its redemption right and we elect to redeem LIH’s Class A Shares for shares of our common stock, LIH may thereafter elect to sell some or all of those shares in one or more registered offerings (subject to certain preemptive rights of our largest stockholder, Gazit-Globe, Ltd. ("Gazit"), to purchase those shares) pursuant to the terms of a registration rights agreement entered into between LIH and us in January 2011. In the event LIH were to elect to sell some or all of those shares in a registered offering, such sale could adversely impact the market price and liquidity of our stock. Our ability to raise additional equity in the public markets may also be adversely impacted by the terms of the lock-up agreement that we would be required to execute in connection with any registered sale of our common stock by LIH as well as by concerns regarding the "overhang" caused by shares of our common stock issuable to and sold by LIH upon redemption of its Class A Shares.

Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes and earthquakes that disproportionately affect those areas.
As of December 31, 2014, approximately 48%, 18% and 16% of our consolidated retail property GLA was located in Florida, the northeastern United States and California, respectively. Our key development and redevelopment projects are also primarily located in these regions. As a result, economic, real estate and other general conditions in these regions will significantly affect our revenue and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida, the northeastern United States and California. Any resulting reduction in demand for retail properties in these markets would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our consolidated retail property GLA is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural or man-made disasters. As of December 31, 2014, approximately 32% of the total insured value of our portfolio is located in the state of Florida and approximately 20% of the total insured value of our portfolio is located in the northeastern United States. These areas are prone to strong tropical storms and hurricanes and in the case of the northeast, severe winter storms, including blizzards. Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.
In addition, as of December 31, 2014, over 26% of the total insured value of our portfolio is located in the state of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. We do not currently carry insurance coverage covering material losses resulting from earthquakes in California. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom, which could be significant.
Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.
We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry environmental insurance on most of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties. We do not currently have insurance coverage covering material losses resulting from earthquakes in California.
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
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, we may be required to test for impairment when we perform periodic valuations of our properties in accordance with International Financial Reporting Standards under our agreement with Gazit. We also perform an annual test of our goodwill for impairment and perform periodic evaluations for impairment of our investments in unconsolidated entities such as joint ventures. Recording an impairment charge results in an immediate reduction in our income and therefore could have a material adverse effect on our results of operations in the period in which the charge is taken.
Our capital recycling strategy entails various risks.
During 2014, we sold twenty-two non-core assets for aggregate gross proceeds of $150.0 million. In the future, we intend to selectively explore opportunities to sell additional non-core properties and reinvest those proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, in the near term the returns on the disposed assets are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.
Our board of directors may change our strategy without stockholder approval.
Our board of directors may change our strategy with respect to capitalization, investment, distributions and/or operations. Our board of directors may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or types of properties in which we may seek to invest or the concentration of investments in any one geographic region. Although our board of directors has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our stockholders. Accordingly, the results of decisions made by our board of directors and implemented by management could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.
Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.
An important component of our growth and investment strategy is the redevelopment of properties within our portfolio and the development of new shopping centers, including Broadway Plaza in the Bronx, New York and Serramonte Shopping Center in Daly City, California. As of December 31, 2014, we had invested an aggregate of approximately $102.6 million in active development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $39.0 million to complete, including $16.7 million to complete Broadway Plaza. In addition to these costs, we expect to spend substantial amounts in the future in connection with the further redevelopment of Serramonte Shopping Center and the redevelopment of the Westwood Complex in Bethesda, Maryland, and we are actively seeking additional significant development and redevelopment opportunities in our target markets. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to secure key anchor or other tenants;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs;

•	inability to realize the benefits of tax credits to the extent originally projected; and

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
We have invested in some cases as a partner or co-venturer in properties. Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, that our partners or co-venturers might fail to provide capital and fulfill their obligations, which may result in certain liabilities to us for guarantees and other commitments, and that our partners or co-venturers may take actions or fail to take actions contrary to our instructions, requests, policies or objectives and that our partners or co-venturers may engage in malfeasance or illegal activities which may jeopardize our investment or subject us to reputational risk. Other risks of joint venture investments could include an impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither our partners or co-venturers nor we would have full control over the involved partnerships or joint ventures. In other cases, our partners or co-venturers may have the power to cause the involved partnership or joint venture to take or refrain from taking actions contrary to our desires. In addition, our lenders may not be easily able to sell our joint venture assets and investments or view them less favorably as collateral, which could negatively affect our liquidity and capital resources. Any dispute that may arise with our joint venture partners may result in litigation or arbitration that could increase our expenses. Further, many of our joint ventures contain customary buy-sell provisions which could result in either the sale of our interest or the use of available cash or borrowings to acquire our partner’s interest at inopportune times. Any exercise of the buy-sell provision or unwinding of one or more of these joint ventures may also have the effect of terminating our management of the properties owned by the joint venture and our ability to collect related management fees. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.
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
In addition, the federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make sales that are consistent with our investment objectives. Although we do not intend to engage in prohibited transactions, it is likely that many of our dispositions will not satisfy the stringent requirements of the safe harbor provision. Accordingly, we cannot assure you that the IRS will not successfully assert that one or more of our sales are prohibited transactions. In addition, the sale of our properties may generate gains for tax purposes which, if not adequately sheltered through “like kind exchanges” under Section 1031 of the Code, could require us to make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to make such distributions, in either such case to permit us to maintain our status as a REIT.
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
In addition, CapCo elected to be treated as a REIT under the Code in 2007 and we have operated CapCo so as to qualify as a REIT since we acquired a controlling interest in it through a joint venture with LIH in January 2011. In addition to the considerations and risks cited above with respect to qualification as a REIT generally, in the event that CapCo’s qualification as a REIT since January 2011 has not been maintained or if we fail to maintain CapCo’s qualification as a REIT in the future, our own REIT qualification could be in jeopardy and we could incur significant liability to LIH pursuant to the joint venture documents governing that transaction. We could also incur significant liability to LIH if we fail to comply with certain other covenants under those joint venture documents and, as a result, LIH incurs U.S. federal income tax liability under the Foreign Investment in Real Property Tax Act, or FIRPTA, provisions of the Code.

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
Our chairman of the board of directors and his affiliates beneficially owned approximately 43.6% of our common stock as of December 31, 2014 and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2014, Chaim Katzman, the chairman of our board of directors, beneficially owned approximately 43.6% of the outstanding shares of our common stock, including 43.3% of our outstanding shares beneficially owned by Gazit and its subsidiaries. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock. Additionally, in the event Mr. Katzman and his affiliates were to sell substantial amounts of our common stock or Mr. Katzman’s support or involvement in our business were to change, the trading price of our common stock could experience volatility or decline significantly and our ability to raise additional equity on attractive terms could be significantly impaired.
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

•
special meetings of our stockholders may be called only by the board of directors, the chairman of the board, the lead director, the chief executive officer, the president or by the corporate secretary at the direction of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such meeting;

•	advance notice requirements for stockholder proposals;

•	the absence of cumulative voting rights; and

•	a two-thirds vote requirement to remove incumbent directors.
The Maryland Unsolicited Takeover Act also generally allows a Maryland corporation to, among other matters, adopt a bylaw or resolution at any time providing for a classified board of directors without stockholder consent and regardless of what is currently provided in the charter or bylaws.
In addition, the Maryland General Corporation Law contains several other statutes that may have the effect of restricting mergers or other business combinations. Under Maryland law, unless a REIT elects not to be governed by the Maryland Control Share Acquisition Act, “control shares” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer and by officers or directors who are employees of the REIT. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Our bylaws contain a provision exempting us from the Control Share Acquisition Act, however this bylaw can be amended by the board of directors at any time in the future, thereafter making us subject to the law.
The Maryland Business Combination Act provides that a Maryland corporation may not engage in a business combination with an “interested stockholder” for five years after the date on which the stockholder became an interested stockholder unless the board of directors exempted the combination before the particular stockholder became an interested stockholder. An “interested stockholder” is generally defined to mean a person or group who beneficially owns 10% or more of the voting power of the company’s shares. By resolution of our board of directors, we have exempted business combinations between us and any of our officers or directors or their affiliates (including Gazit), though any other interested stockholder would be subject to the law.

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
As of December 31, 2014, Gazit and its subsidiaries beneficially owned approximately 43.3% of the outstanding shares of our common stock. Based on information we have received from Gazit, we believe that approximately 70.3% of the shares reported as beneficially owned by Gazit are pledged to secure loans made to it and its subsidiaries by commercial banks.
If one of these entities defaults on any of its obligations under the applicable pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline. Most of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	the stockholder’s failure to comply with specified financial ratios and other covenants set forth in the applicable pledge agreements and loan documents;

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
In order to successfully operate our business, it is essential that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cyber-attacks, catastrophic events such as fires, hurricanes, earthquakes and tornadoes, and intentional and inadvertent acts and errors by our employees. In addition, we have recently undertaken significant investments and improvements in various IT solutions and software products that support our business. If our computer systems or these new IT solutions cease to function properly or are damaged, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems or issues with the ongoing implementation of newly adopted IT solutions may have a material adverse effect on our business or results of operations.
Additionally, increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Although we make efforts to maintain the security and integrity of our networks and systems, there can be no assurance that our security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging. In the event a security breach or failure results in the disclosure of sensitive third party data or the transmission of harmful/malicious code to third parties, we could be subject to liability claims. We do not currently carry insurance coverage against such liabilities. Depending on their nature and scope, such threats also could potentially lead to improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2014, our consolidated shopping center portfolio comprised 122 properties, including 102 retail properties and five non-retail properties totaling approximately 13.5 million square feet of gross leasable area, or GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. All of our properties are owned in fee simple other than McAlpin Square located in Savannah, Georgia, Plaza Acadienne located in Eunice, Louisiana, El Novillo located in Miami, Florida and Darinor Plaza located in Norwalk, Connecticut, each of which is subject to a ground lease in favor of a third party lessor. A small number of our other shopping centers include outparcels or portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
The following table provides a brief description of our consolidated properties as of December 31, 2014:

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average in-place base rent per leased SF	Grocer Anchor	Other anchor tenants
FLORIDA
SOUTH FLORIDA
Aventura Square	Aventura	1991	143,250	100.0%	$27.65		Babies R Us / Jewelry Exchange / Old Navy / Bed, Bath & Beyond / DSW
Bird Ludlum	Miami	1988 / 1998	191,993	94.6%	$21.05	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	Jupiter	1986	123,917	81.5%	$13.42	Publix	Walgreens
Cashmere Corners	Port St. Lucie	2001	89,234	94.1%	$7.98	Albertsons*
Chapel Trail	Pembroke Pines	2007	56,378	100.0%	$23.79		LA Fitness
Coral Reef Shopping Center	Palmetto Bay	1968 / 1990	74,680	86.7%	$28.34		Walgreens
Countryside Shops	Cooper City	1986 /1988 / 1991	179,561	86.8%	$14.57	Publix	Stein Mart
Crossroads Square	Pembroke Pines	1973	81,587	89.1%	$18.81		CVS Pharmacy / Goodwill / Party City
El Novillo	Miami Beach	1970 / 2000	10,000	100.0%	$17.00		Sakura Japanese Buffet
Greenwood	Palm Springs	1982 / 1994	133,438	89.2%	$14.48	Publix	Beall’s Outlet
Hammocks Town Center	Miami	1987 / 1993	183,834	98.5%	$15.87	Publix	Metro Dade Library / CVS Pharmacy / Porky's Gym
Homestead (1)	Homestead	2014	4,580	100.0%	$21.83
Jonathan’s Landing	Jupiter	1997	26,820	100.0%	$22.02
Lago Mar	Miami	1995	82,613	95.8%	$14.05	Publix	Youfit Health Clubs
Lantana Village	Lantana	1976 / 1999	181,780	97.6%	$7.60	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	Fort Lauderdale	1998	114,118	94.5%	$12.36		Regal Cinemas / Deal$
Pavilion	Naples	1982 / 2001 / 2011	167,745	88.6%	$18.38		Paragon Theaters / LA Fitness / Paradise Wine
Pine Island	Davie	1999	255,818	93.9%	$13.69	Publix	Burlington Coat Factory / Staples / Youfit Health Clubs
Pine Ridge	Coral Springs	1986 / 1998 / 2013	117,744	96.8%	$16.33	The Fresh Market	Ulta Beauty / Bed, Bath & Beyond / Marshalls
Point Royale	Miami	1970 / 2000	181,381	97.0%	$12.90	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	Palm Beach Gardens	1993	123,614	96.7%	$18.63		Office Depot / CVS Pharmacy / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	Davie	1984 / 1999	155,204	96.3%	$12.86		Paragon Theaters / Kabooms / United Collection / Round Up / Goodwill
Salerno Village	Stuart	1987	4,800	100.0%	$14.38
Sawgrass Promenade	Deerfield Beach	1982 / 1998	107,092	89.8%	$11.52	Publix	Walgreens / Dollar Tree
Sheridan Plaza	Hollywood	1973 / 1991	508,455	96.9%	$16.35	Publix	Kohl's / Ross / Bed Bath & Beyond / Pet Supplies Plus / LA Fitness / Office Depot / Assoc. in Neurology

Property		City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Shoppes of Oakbrook		Palm Beach Gardens	1974 / 2000 / 2003	200,448	97.3%	$15.04	Publix	Stein Mart / Homegoods* (Tuesday Morning) / CVS Pharmacy / Bassett Furniture / Duffy's
Shoppes of Silverlakes		Pembroke Pines	1995 / 1997	126,789	89.7%	$17.33	Publix	Goodwill
Shops at Skylake		North Miami Beach	1999 / 2005 / 2006	287,168	97.2%	$20.06	Publix	TJ Maxx / LA Fitness / Goodwill
Shops at St. Lucie		Port St. Lucie	2006	27,363	75.4%	$21.11
Tamarac Town Square		Tamarac	1987	124,585	87.7%	$12.22	Publix	Dollar Tree / Pivot Education
Waterstone		Homestead	2005	61,000	100.0%	$15.24	Publix
West Bird		Miami	1977 / 2000	99,864	96.9%	$16.70	Publix	CVS Pharmacy
West Lake Plaza		Miami	1984 / 2000	100,747	95.3%	$14.85	Winn-Dixie	CVS Pharmacy
Westport Plaza		Davie	2002	49,533	96.6%	$18.07	Publix
Young Circle		Hollywood	1962 / 1997	64,574	95.5%	$15.59	Publix	Walgreens
TOTAL SHOPPING CENTERS SOUTH FLORIDA (35)				4,441,707	94.3%	$16.11

NORTH FLORIDA
Alafaya Village		Orlando	1986	38,118	77.2%	$21.09
Atlantic Village (1)	NF	Atlantic Beach	1984 / 1996 / 2014	104,687	97.1%	$15.48		LA Fitness / Jo-Ann Fabric
Beauclerc Village	NF	Jacksonville	1962 / 1988	68,846	93.1%	$9.73		Big Lots / Goodwill / Beall's Outlet
Charlotte Square	NF	Port Charlotte	1980	96,626	72.4%	$9.29		Seafood Buffet / Walmart
Ft. Caroline		Jacksonville	1985 / 1995	77,185	100.0%	$7.32	Winn-Dixie	Citi Trends
Glengary Shoppes	NF	Sarasota	1995	92,844	100.0%	$20.64		Best Buy / Barnes & Noble
Mandarin Landing	NF	Jacksonville	1976	139,580	90.2%	$16.90	Whole Foods	Office Depot / Aveda Institute
Old Kings Commons	NF	Palm Coast	1988	84,759	97.4%	$9.92		Staples / Beall's Outlet / Planet Fitness
Pablo Plaza	NF	Jacksonville	1974 / 1998 / 2001 / 2008	146,473	77.0%	$11.55	Publix* (Office Depot)	Marshalls / HomeGoods
Park Promenade	NF	Orlando	1987 / 2000	128,848	93.3%	$6.45		Innovation Charter School / Dollar General / Rose's
Ryanwood	NF	Vero Beach	1987	114,925	82.5%	$11.20	Publix	Beall's Outlet / Books-A-Million
South Beach	NF	Jacksonville Beach	1990 / 1991	307,873	96.6%	$13.32	Trader Joe's	Ross / Bed Bath & Beyond / Home Depot / Stein Mart / Staples
South Point Center		Vero Beach	2003	64,790	92.4%	$15.97	Publix
Sunlake		Tampa	2008	97,546	89.0%	$19.45	Publix
Town & Country	NF	Kissimmee	1993	75,181	94.1%	$8.21	Albertsons* (Ross Dress For Less)
Treasure Coast		Vero Beach	1983	133,779	99.5%	$13.67	Publix	TJ Maxx
Unigold Shopping Center		Winter Park	1987	114,127	91.2%	$11.61	Winn-Dixie	Youfit Health Clubs
TOTAL SHOPPING CENTERS NORTH FLORIDA (17)				1,886,187	91.4%	$12.91

TOTAL SHOPPING CENTERS FLORIDA (52)				6,327,894	93.4%	$15.18

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
CALIFORNIA
Circle Center West	Long Beach	1989	64,364	97.8%	$21.18		Marshalls
Culver Center	Culver City	1950 / 2000	216,646	97.1%	$28.74	Ralph’s	LA Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	Davis	1990	111,156	99.1%	$23.13	Safeway	Petco / CVS Pharmacy
Plaza Escuela	Walnut Creek	2002	153,565	98.8%	$43.42		Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Sports Authority / Uniqlo
Pleasanton Plaza (1)	Pleasanton	1981	163,469	92.6%	$12.24		JC Penney / Cost Plus World Market / Design's School of Cosmetology / Office Max
Potrero	San Francisco	1968 / 1997	226,642	99.9%	$30.19	Safeway	24 Hour Fitness / Party City / Petco / Office Depot / Ross
Ralph's Circle Center	Long Beach	1983	59,837	100.0%	$17.50	Ralph’s
Serramonte Shopping Center	Daly City	1968	882,938	97.3%	$19.28		Macy's / JC Penney / Target / Daiso / H&M / Forever 21 / Uniqlo / Dick's Sporting Goods / Crunch Gym
Talega Village Center (1)	San Clemente	2007	102,270	97.7%	$20.01	Ralph's
Von’s Circle Center	Long Beach	1972	150,822	98.9%	$17.34	Von’s	Rite Aid / Ross
TOTAL SHOPPING CENTERS CALIFORNIA (10)			2,131,709	97.6%	$22.78

CONNECTICUT
Brookside Plaza	Enfield	1985 / 2006	214,030	95.3%	$13.91	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples / Petsmart
Compo Acres	Westport	1960 / 2011	42,796	100.0%	$47.78	Trader Joe’s
Copps Hill	Ridgefield	1979 / 2002	184,528	100.0%	$13.71	Stop & Shop	Kohl's / Rite Aid
Darinor Plaza	Norwalk	1978	153,135	100.0%	$17.86		Kohl's / Old Navy / Party City
Danbury Green	Danbury	1985 / 2006	124,095	100.0%	$21.67	Trader Joe’s	Rite Aid / Annie Sez / Staples / DSW / Danbury Hilton Garden Inn
Post Road Plaza	Darien	1978	20,005	100.0%	$45.02	Trader Joe's
Southbury Green	Southbury	1979 / 2002	156,215	94.5%	$21.74	ShopRite	Staples
The Village Center (1)	Westport	1969-1973 / 2009-2010	89,041	77.5%	$34.15	The Fresh Market
TOTAL SHOPPING CENTERS CONNECTICUT (8)			983,845	96.1%	$20.42

NEW YORK
1175 Third Avenue	Manhattan	1995	25,350	100.0%	$106.86	Food Emporium
90-30 Metropolitan	Queens	2007	59,815	100.0%	$30.03	Trader Joe's	Staples / Michael’s
1225-1239 Second Avenue	Manhattan	1964 / 1987	18,474	91.3%	$103.56		CVS Pharmacy
Clocktower Plaza	Queens	1985 / 1995	78,820	100.0%	$45.10	Pathmark
Westbury Plaza	Westbury	1993 / 2004	394,451	100.0%	$23.09		Costco / Marshalls / Sports Authority / Walmart / Olive Garden / Thomasville Furniture
TOTAL SHOPPING CENTERS NEW YORK (5)			576,910	99.7%	$32.88

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
GEORGIA
BridgeMill	Canton	2000	89,102	89.0%	$16.24	Publix
Buckhead Station	Atlanta	1996	233,511	100.0%	$21.64		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta Beauty / Nordstrom Rack
Chastain Square	Atlanta	1981 / 2001	91,637	98.9%	$19.42	Publix
Hairston Center	Decatur	2000	13,000	69.2%	$12.19
Hampton Oaks	Fairburn	2009	20,842	53.8%	$11.17
McAlpin Square	Savannah	1979	173,952	97.6%	$8.20	Kroger	Big Lots / Habitat for Humanity / Savannah-Skidaway
Piedmont Peachtree Crossing	Buckhead	1978 / 1998	152,239	100.0%	$19.99	Kroger	Cost Plus World Market / Binders Art Supplies
Wesley Chapel	Decatur	1989	164,153	84.6%	$8.47	Little Giant	Everest Institute* / Deal$ / Planet Fitness
Williamsburg at Dunwoody	Dunwoody	1983	44,928	92.6%	$21.48
TOTAL SHOPPING CENTERS GEORGIA (9)			983,364	94.2%	$16.02

MASSACHUSETTS
Cambridge Star Market	Cambridge	1953 / 1997	66,108	100.0%	$30.25	Star Market
Medford Shaw’s Supermarket	Medford	1995	62,656	100.0%	$26.92	Shaw's *
Plymouth Shaw’s Supermarket	Plymouth	1993	59,726	100.0%	$19.99	Shaw's
Quincy Star Market	Quincy	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	Swampscott	1967 / 2005	35,907	100.0%	$24.95	Whole Foods
Webster Plaza	Webster	1963 / 1998	201,425	95.2%	$7.11	Shaw's *	Kmart
West Roxbury Shaw’s Plaza	West Roxbury	1973 / 1995 / 2006	76,366	94.9%	$29.09	Shaw's
TOTAL SHOPPING CENTERS MASSACHUSETTS (7)			602,929	97.8%	$19.03

LOUISIANA
Ambassador Row	Lafayette	1980 / 1991	194,678	84.3%	$11.01		Big Lots / Chuck E Cheese / Planet Fitness / JoAnn Fabrics / Tuesday Morning
Ambassador Row Courtyard	Lafayette	1986 / 1991 / 2005	149,454	95.6%	$10.74		Bed Bath & Beyond / Marshall's / Hancock Fabrics / Tuesday Morning / Cost Plus World Market
Bluebonnet Village	Baton Rouge	1983	101,585	99.8%	$12.57	Matherne’s	Office Depot
Elmwood Oaks	Harahan	1989	130,284	100.0%	$10.14		Academy Sports / Dollar Tree / Tuesday Morning
Plaza Acadienne	Eunice	1980	59,419	100.0%	$4.39	Super 1 Store	Fred's Store
Sherwood South	Baton Rouge	1972 / 1988 / 1992	77,230	100.0%	$6.32		Burke's Outlet / Harbor Freight Tools / Fred's Store / Ideal Market
Siegen Village	Baton Rouge	1988	170,416	100.0%	$10.60		Office Depot / Big Lots / Dollar Tree / Planet Fitness / Party City
TOTAL SHOPPING CENTERS LOUISIANA (7)			883,066	95.8%	$10.04

MARYLAND
Westwood Complex (1)	Bethesda	1958-1960 / 1990 / 2001	214,030	91.8%	$19.46	Giant Foods	Bowlmor Lanes / CITGO
TOTAL SHOPPING CENTERS MARYLAND (1)			214,030	91.8%	$19.46

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
NORTH CAROLINA
Centre Pointe Plaza	Smithfield	1989	159,259	100.0%	$6.47		Belk’s / Dollar Tree / Aaron Rents / Burke’s Outlet Stores
Riverview Shopping Center	Durham	1973 / 1995	128,498	93.4%	$8.64	Kroger	Upchurch Drugs / Riverview Galleries
Thomasville Commons	Thomasville	1991	148,754	91.5%	$5.45	Ingles	Kmart
TOTAL SHOPPING CENTERS NORTH CAROLINA (3)			436,511	95.2%	$6.76

TOTAL CONSOLIDATED SHOPPING CENTER PORTFOLIO (102)			13,140,258	95.0%	$17.34

NON-RETAIL PROPERTIES (1)
200 Potrero	San Francisco, CA	1928	30,500	55.1%			Golden Bear Sportswear
Banco Popular Office Building	Miami, FL	1971	32,737	72.0%
Westport Office	Westport, CT	1984	4,000	92.5%
Westwood - Manor Care	Bethesda, MD	1976	41,123	100.0%			Manor Care
Westwood Towers	Bethesda, MD	1968 / 1997	211,020	100.0%			Housing Opportunities

TOTAL NON-RETAIL PROPERTIES (5) (1)			319,380	92.7%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (107)			13,459,638	95.0%
______________________________________________
Note: Total square footage does not include shadow anchor square footage that is not owned by Equity One but does include square footage for ground leases.
* Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in (  ).
(1) Not included in the same-property pool for the year ended December 31, 2014.
In addition to the 102 retail properties and five non-retail properties listed above, we had nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion and six land parcels for a total consolidated shopping center portfolio of 122 properties as of December 31, 2014. For additional information regarding our properties, see Schedule III - Summary of Real Estate and Accumulated Depreciation included in this annual report.
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

Major Tenants
The following table sets forth as of December 31, 2014 the GLA and the annual minimum rent at expiration of our existing properties leased to tenants in our consolidated shopping center portfolio. Our consolidated shopping center portfolio is defined as all of our shopping centers accounted for on a consolidated basis, excluding properties under development and redevelopment, non-retail properties and properties held in unconsolidated joint ventures. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	2,805,629	5,866,823	3,815,075	12,487,527
Percentage of Total Leased GLA	22.4%	47.0%	30.6%	100.0%

Annual Minimum Rent (“AMR”)	$38,932,504	$79,521,621	$109,460,304	$227,914,429
Percentage of Total AMR	17.1%	34.9%	48.0%	100.0%
The following table sets forth as of December 31, 2014 information regarding leases with the ten largest tenants (by annualized minimum rent) in our shopping center portfolio, including those properties under development or redevelopment:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Albertsons / Shaw's / Star Market / Safeway / Vons	11	659,395	4.5%	$12,110,390	4.7%	$18.37
Publix	25	1,046,045	7.1%	8,165,476	3.2%	$7.81
L.A. Fitness	8	356,609	2.4%	6,456,405	2.5%	$18.10
Food Emporium / Pathmark	2	88,018	0.6%	5,528,860	2.2%	$62.82
TJ Maxx / Homegoods / Marshalls	12	342,331	2.3%	5,515,417	2.2%	$16.11
Bed Bath & Beyond / Cost Plus World Market	12	360,719	2.5%	5,071,137	2.0%	$14.06
Barneys New York	1	56,870	0.4%	4,500,000	1.8%	$79.13
CVS Pharmacy	13	156,817	1.1%	4,013,476	1.6%	$25.59
Sports Authority	4	108,391	0.7%	3,753,410	1.5%	$34.63
The Gap / Old Navy	7	115,187	0.8%	3,723,148	1.5%	$32.32
Total Top Ten Tenants	95	3,290,382	22.4%	$58,837,719	23.2%	$17.88

Lease Expirations
The following tables set forth as of December 31, 2014 the anticipated expirations of tenant leases in our consolidated shopping center portfolio for each year from 2015 through 2023 and thereafter, assuming no exercise of renewal options or early termination rights:
ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	89	234,377	1.8%	$4,738,871	2.1%	$20.22
2015	298	1,636,641	12.5%	22,614,155	9.9%	$13.82
2016	313	2,150,008	16.4%	35,776,096	15.7%	$16.64
2017	339	1,589,374	12.1%	30,759,027	13.5%	$19.35
2018	191	1,226,160	9.3%	22,208,113	9.7%	$18.11
2019	218	2,040,070	15.5%	29,923,504	13.1%	$14.67
2020	81	517,140	3.9%	10,066,403	4.4%	$19.47
2021	48	294,993	2.2%	7,917,387	3.5%	$26.84
2022	56	572,379	4.4%	11,527,517	5.1%	$20.14
2023	51	447,271	3.4%	13,021,796	5.7%	$29.11
Thereafter	149	1,779,114	13.5%	39,361,560	17.3%	$22.12
Sub-total/Average	1,833	12,487,527	95.0%	227,914,429	100.0%	$18.25
Vacant	308	652,731	5.0%	NA	NA	NA
Total	2,141	13,140,258	100.0%	$227,914,429	100.0%	NA
ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	3	66,217	0.7%	$955,692	0.8%	$14.43
2015	38	1,017,873	11.7%	8,685,058	7.3%	$8.53
2016	43	1,560,876	17.9%	19,704,701	16.6%	$12.62
2017	33	969,676	11.1%	13,283,672	11.2%	$13.70
2018	24	781,799	9.0%	9,380,899	7.9%	$12.00
2019	33	1,537,925	17.6%	16,144,742	13.6%	$10.50
2020	12	354,337	4.1%	5,186,930	4.4%	$14.64
2021	10	182,749	2.1%	3,473,403	2.9%	$19.01
2022	14	432,286	4.9%	6,474,334	5.5%	$14.98
2023	15	332,283	3.8%	8,084,858	6.9%	$24.33
Thereafter	46	1,436,431	16.5%	27,079,836	22.9%	$18.85
Sub-total/Average	271	8,672,452	99.4%	118,454,125	100.0%	$13.66
Vacant	3	50,935	0.6%	NA	NA	NA
Total	274	8,723,387	100.0%	$118,454,125	100.0%	NA

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	86	168,160	3.8%	$3,783,179	3.4%	$22.50
2015	260	618,768	14.0%	13,929,097	12.7%	$22.51
2016	270	589,132	13.3%	16,071,395	14.7%	$27.28
2017	306	619,698	14.0%	17,475,355	16.0%	$28.20
2018	167	444,361	10.1%	12,827,214	11.7%	$28.87
2019	185	502,145	11.4%	13,778,762	12.6%	$27.44
2020	69	162,803	3.7%	4,879,473	4.5%	$29.97
2021	38	112,244	2.5%	4,443,984	4.1%	$39.59
2022	42	140,093	3.2%	5,053,183	4.6%	$36.07
2023	36	114,988	2.6%	4,936,938	4.5%	$42.93
Thereafter	103	342,683	7.8%	12,281,724	11.2%	$35.84
Sub-total/Average	1,562	3,815,075	86.4%	109,460,304	100.0%	$28.69
Vacant	305	601,796	13.6%	NA	NA	NA
Total	1,867	4,416,871	100.0%	$109,460,304	100.0%	NA
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
Insurance
Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, fire, acts of terrorism, rental loss, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most of our policies contain limits beyond which we have no coverage. We currently do not carry insurance coverage covering material losses resulting from earthquakes in California. Therefore, if an earthquake did occur in California and our properties were affected, we would bear the losses resulting therefrom, which could be significant.

ITEM 3.	LEGAL PROCEEDINGS
We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us that, in management’s opinion, would result in a material adverse effect on our business, financial condition, results of operations or our cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 23, 2015, there were 950 holders of record of our common stock (which number does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency). The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	Price Per Share
	High	Low	Dividends Declared Per Share
2014:
First Quarter	$23.99	$21.03	$0.22
Second Quarter	$23.91	$21.88	$0.22
Third Quarter	$24.31	$21.32	$0.22
Fourth Quarter	$25.99	$21.56	$0.22
2013:
First Quarter	$24.22	$21.23	$0.22
Second Quarter	$26.72	$20.86	$0.22
Third Quarter	$24.23	$20.71	$0.22
Fourth Quarter	$24.99	$21.44	$0.22
Dividends paid during 2014 and 2013 totaled $106.7 million and $104.3 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.
Our total annual dividends paid per common share for each of 2014 and 2013 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2015 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity REIT Index, the S&P 500 Index and the SNL REIT Retail Shopping Ctr Index each as provided by SNL Financial LC, from December 31, 2009 until December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index, the S&P 500 Index and the SNL REIT Retail Shopping Ctr Index and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used. We have included a comparison to the S&P 500 Index in the graph below because we believe it is a broad equity market index that provides a fair basis for assessing our performance and we intend to discontinue the use of the SNL REIT Retail Shopping Ctr Index in future annual reports in order to be consistent with the indices used by the majority of our peers.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Equity One, Inc.	100.00	118.35	116.32	150.28	166.96	196.03
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL REIT Retail Shopping Ctr	100.00	129.81	126.10	159.21	170.11	220.42

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2014 - October 31, 2014	766	(1)	$22.91	N/A	N/A
November 1, 2014 - November 30, 2014	345	(1)	$23.84	N/A	N/A
December 1, 2014 - December 31, 2014	25,335	(1)	$25.61	N/A	N/A
	26,446		$25.51	N/A	N/A
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
The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2014. The balance sheet data as of December 31, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands other than per share, percentage and ratio data)
Statement of Operations Data:
Total revenue	$353,185	$332,511	$301,033	$256,243	$197,036
Property operating expenses	89,493	89,647	79,971	71,199	54,610
Depreciation and amortization	101,345	87,266	79,415	75,029	43,838
General and administrative expenses	41,174	39,514	42,473	50,910	41,360
Total costs and expenses	232,012	216,427	201,859	197,138	139,808
Interest expense	(64,031)	(68,145)	(70,665)	(66,560)	(60,786)
Amortization of deferred financing fees	(2,396)	(2,421)	(2,474)	(2,195)	(1,879)
Gain on bargain purchase	—	—	—	30,561	—
Other income, net	14,809	8,495	7,828	9,476	1,406
Gain on sale of operating properties	14,029	—	—	5,542	254
(Loss) gain on extinguishment of debt	(2,750)	107	(29,146)	(1,514)	33
Impairment loss	(21,850)	(5,641)	(8,909)	(16,984)	(184)
Income tax (provision) benefit of taxable REIT subsidiaries	(850)	484	2,980	5,087	1,852
Income (loss) from continuing operations	$58,134	$48,963	$(1,212)	$22,518	$(2,076)
Net income (loss) attributable to Equity One, Inc.	$48,897	$77,954	$(3,477)	$33,621	$25,112
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.37	$0.32	$(0.11)	$0.11	$(0.02)
Net income (loss)	$0.39	$0.66	$(0.04)	$0.29	$0.27
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.37	$0.32	$(0.11)	$0.11	$(0.02)
Net income (loss)	$0.39	$0.65	$(0.04)	$0.29	$0.27
Balance Sheet Data:
Income producing properties, net of accumulated depreciation	$2,746,548	$2,798,965	$2,639,909	$2,365,859	$1,582,997
Total assets	$3,262,225	$3,354,659	$3,502,668	$3,222,571	$2,680,562
Notes payable	$1,329,914	$1,502,291	$1,578,891	$1,263,488	$996,697
Total liabilities	$1,571,616	$1,750,744	$1,875,638	$1,574,565	$1,386,857
Redeemable noncontrolling interests	$—	$989	$22,551	$22,804	$3,864
Stockholders’ equity	$1,483,420	$1,395,183	$1,396,726	$1,417,316	$1,285,907
Other Data:
Funds from operations available to diluted common shareholders (1)	$157,924	$150,991	$97,660	$146,768	$92,025
Cash flows from:
Operating activities	$144,095	$132,742	$153,219	$102,626	$71,562
Investing activities	$26,462	$123,047	$(332,263)	$(44,615)	$(189,243)
Financing activities	$(168,671)	$(257,622)	$195,497	$(108,793)	$108,044
GLA (square feet) at end of period	13,460	14,895	16,941	17,178	19,925
Consolidated shopping center occupancy at end of period	95.0%	92.4%	92.1%	90.7%	90.3%
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88

(1) We believe FFO (when combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations, "Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."
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
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income (loss) attributable to Equity One, Inc.	$48,897	$77,954	$(3,477)	$33,621	$25,112
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	100,130	90,097	87,456	95,254	65,735
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	4,186	4,283	3,932	3,095	1,178
(Gain) loss on disposal of depreciable assets, net of tax (1)	(16,898)	(37,877)	(15,407)	180	—
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	(8,007)	—	—	(4,262)	—
Impairments of depreciable real estate, net of tax (1)	19,620	6,538	25,156	9,360	—
Funds from operations	147,928	140,995	97,660	137,248	92,025
Earnings attributed to noncontrolling interest (3)	9,996	9,996	—	9,520	—
Funds from operations available to diluted common shareholders	$157,924	$150,991	$97,660	$146,768	$92,025
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest, for the year ended December 31, 2014. See Note 8 to the consolidated financial statements for further discussion.
(3) Represents earnings attributed to convertible units held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2014, 2013 and 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.

The following table reflects the reconciliation of FFO per diluted share to earnings (loss) per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Earnings (loss) per diluted share attributable to Equity One, Inc.	$0.39	$0.65	$(0.04)	$0.29	$0.27
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.76	0.70	0.76	0.78	0.72
Earnings attributed to noncontrolling interest (1)	0.08	0.08	—	0.08	—
Net adjustment for rounding and earnings attributable to unvested shares (2)	(0.02)	(0.05)	0.01	(0.02)	—
Pro-rata share of real estate depreciation from unconsolidated joint ventures	0.03	0.03	0.03	0.03	0.01
Gain on disposal of depreciable assets, net of tax	(0.13)	(0.29)	(0.13)	—	—
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest	(0.06)	—	—	(0.03)	—
Impairments of depreciable real estate, net of tax	0.15	0.05	0.22	0.08	—
Funds from operations per diluted common share	$1.20	$1.17	$0.85	$1.21	$1.00
Weighted average diluted shares (3)	131,083	129,129	114,549	121,474	91,710
__________________________________________
(1) Represents earnings attributed to convertible units held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2014, 2013 and 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for earnings allocated to unvested shares and shares issuable to LIH and for the rounding of the individual calculations.
(3) Weighted average diluted shares used to calculate FFO per share for the years ended December 31, 2014, 2013 and 2011 are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock and also as a result of employee stock options. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

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
As of December 31, 2014, our consolidated shopping center portfolio comprised 122 properties, including 102 retail properties and five non-retail properties totaling approximately 13.5 million square feet of GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. As of December 31, 2014, our consolidated shopping center occupancy was 95% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA. For additional information regarding the properties in our consolidated shopping center portfolio, refer to Item 2 - Properties.
We continued to see increasing interest from prospective small shop tenants during 2014, particularly in Florida, and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which we believe are less susceptible to economic cycles. As of December 31, 2014, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets located in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of a gradually improving economy.

We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia and to selectively dispose of non-strategic assets located primarily in the southeastern United States and north and central Florida. We also actively seek opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Operating Strategies. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. In 2014, improving economic conditions and our capital recycling activities helped us to achieve the following leasing results:

•
the signing of 187 new leases totaling 789,932 square feet, including, on a same-space(1) basis, 118 new leases totaling 359,672 square feet at an average rental rate of $18.67 per square foot in 2014 (excluding $20.03 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $18.17 per square foot, resulting in a 2.8% average rent spread. Excluding the new anchor lease at Park Promenade, the average rental rate of the 117 new leases, on a same-space basis, is $21.76 per square foot (excluding $23.19 per square foot of tenant improvements and concessions), as compared to the prior in-place average rent of $19.80 per square foot or an 9.9% average rent spread;

•
the renewal and extension of 261 leases totaling 1.4 million square feet, including, on a same-space basis, 260 leases totaling 1.4 million square feet at an average rental rate of $16.97 per square foot in 2014 (excluding $0.69 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $15.66 per square foot, a 8.4% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 95.0% as of December 31, 2014 from 92.4% as of December 31, 2013; and

•	the increase in occupancy on a same-property basis(3) to 95.1% as of December 31, 2014 from 93.7% as of December 31, 2013.
____________________________________
(1) The "same-space" designation is used to compare leasing terms (principally cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases and/or premises are excluded from "same-space" because the gross leasable area of the prior premises is combined or divided to form a larger or smaller, non-comparable space. Also excluded from the "same-space" designation are those leases for which a comparable prior rent is not available due to the acquisition or development of a new center.
(2) Our consolidated shopping center occupancy excludes non-retail properties, properties held in unconsolidated joint ventures, development and redevelopment properties and a property that was encumbered by a defaulted mortgage loan. In February 2014, we sold our interest in this property.
(3) Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant redevelopment or expansion occurred during either of the periods being compared.
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
Investment Strategies. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2014, this strategy resulted in:

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

•	the acquisition of a land parcel at West Roxbury Shaw’s Plaza in West Roxbury, Massachusetts for $5.3 million;

•
the acquisition of our joint venture partners’ interests in Talega Village Center for an additional cash investment of $6.2 million, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value;

•	the investment of $2.0 million in one of our unconsolidated joint ventures in connection with the acquisition of a retail center by the joint venture;

•	the investment of $6.9 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture;

•	the sale of twenty-two non-core assets for aggregate gross proceeds of $150.0 million, resulting in a net gain of $17.3 million; and

•
the sale of the property held by our joint venture, Vernola Marketplace JV, LLC, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest.

Capital Strategies. We intend to grow and expand our business by using cash flow from operations, borrowing under our existing credit facilities, reinvesting proceeds from selling properties that no longer meet our investment criteria, accessing the capital markets to issue equity and debt or using joint venture arrangements. During 2014, we financed our business using our revolving lines of credit, proceeds from the sale of our common stock, proceeds from the sale of properties mentioned above, the assumption of mortgage debt in place on an acquired property and various other activities throughout the year including:

•	the issuance of 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $104.6 million;

•	the issuance of common stock in connection with the exercise of 1.9 million stock options which generated proceeds of $40.4 million;

•	the closing of a $600.0 million unsecured revolving credit facility which replaced our $575.0 million credit facility; and

•	the prepayment of $115.4 million in mortgage debt.
As of December 31, 2014, the aggregate outstanding balance on our revolving credit facilities was $37.0 million as compared to $91.0 million as of December 31, 2013. As of December 31, 2014, the maximum availability under these credit facilities was approximately $605.0 million, excluding outstanding letters of credit and amounts drawn under the facility, subject to the covenants in the loan agreements.
2015 Outlook. While the markets in which we operate continued to experience gradual improvement in general economic conditions during 2014, the rate of economic recovery has varied across the regions in which we operate. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from internet retailers. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property net operating income (as defined in "Results of Operations" below) for 2015 will reflect an increase of 2.75% to 3.50% as compared to 2014.
We have 1.6 million square feet of GLA in our consolidated shopping center portfolio with leases expiring in 2015 and another 234,377 square feet of GLA under month-to-month leases. We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces although there can be no assurance that we will obtain such increases.
Our financing activities during 2015 could include additional borrowings on our lines of credit, debt and/or equity offerings, creation of joint ventures with institutional partners, and the early repayment of mortgages. We believe we ended 2014 with sufficient cash and availability under our existing unsecured revolving lines of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will impact our capacity to invest in a manner that provides growing returns for our stockholders.
In 2015, we will continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia. We will also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and with high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, including proceeds from the sale of non-core assets, and we expect to finance development and redevelopment activity primarily with our own capital resources, including borrowings under our revolving credit facility, or by issuing debt or equity.
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
Revenue Recognition and Accounts Receivable. Leases with tenants are classified as operating leases. Revenue includes minimum rents, expense recoveries, percentage rental payments and management and leasing services. Generally, our leases contain fixed escalations which occur at specified times during the term of the lease. Lease revenue recognition commences when the lessee is given possession of the leased space, when the asset is substantially complete in the case of leasehold improvements, and when there are no contingencies offsetting the lessee’s obligation to pay rent. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue.

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
Recognition of Gains from the Sales of Operating Properties. We account for profit recognition on sales of operating properties in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; (d) we have transferred to the buyer the usual risks and rewards of ownership; and (e) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.
Real Estate Acquisitions. We account for business combinations, including the acquisition of real estate operating properties, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition of real estate operating properties, we estimate the fair value of the acquired tangible assets (consisting of land, building, building improvements, and tenant improvements), identified intangible assets and liabilities (consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt, and redeemable units issued at the date of acquisition, where applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. We expense transaction costs associated with business combinations in the period incurred.
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases and tenant relationships is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
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

Income producing properties are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of up to 55 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements, and three to ten years for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
Construction in progress and land held for development are also carried at cost but no depreciation is recognized. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, except certain demolition costs which are expensed as incurred, are capitalized into properties in construction in progress and land held for development on our consolidated balance sheet. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-Lived Assets. We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner or based on actual sales prices as determined by executed sales contracts, except that fair values are reduced for disposal costs.
As of December 31, 2014, we reviewed the operating properties, construction in progress and land held for development for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined our capital recycling initiatives and the fair values obtained from recent appraisals on certain of our properties to be general indicators of impairment. Each property was assessed individually and as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions, are inherently uncertain and consider the perspective of a third-party marketplace participant. The factors that may influence the assumptions include:

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
After considering these factors, we project future cash flows for each property based on management’s intention for that property (holding period) and, if appropriate, an assumed sale at the final year of the holding period (reversion value) using a projected capitalization rate. If the carrying amount of the property exceeds the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge would be recognized to reduce the carrying value of the property to its fair value.

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
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income of unconsolidated joint ventures in our consolidated statements of operations. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income of unconsolidated joint ventures.
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
Goodwill. Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC. We perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Share-Based Compensation and Incentive Awards. We recognize all share-based awards to employees, including grants of stock options, in our financial statements based on fair values. Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date. Variations in the assumptions will have a direct impact on our net income. Critical estimates in determining the fair value of options at the grant date include: expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.
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
Held for Sale. The application of current accounting principles that govern the classification of any of our properties as held for sale on our consolidated balance sheets requires management to make certain significant judgments. In evaluating whether a property meets the held for sale criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the year ended December 31, 2014, we moved two properties (Alafaya Commons and 101 7th Avenue) totaling 183,203 square feet out of the same-property pool as they are undergoing redevelopment. Additionally, we moved two properties that had been under redevelopment (Pine Ridge Square and Atlantic Village) totaling 222,431 square feet into the same-property pool.
In this section, we present net operating income ("NOI"), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight-line rent adjustments, accretion of below-market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain on sale of operating properties, (loss) gain on extinguishment of debt and other income. NOI includes management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Same-Property NOI and Occupancy Information
Same-property NOI increased by $5.3 million, or 3.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in same-property NOI was primarily driven by an increase in minimum rent due to rent commencements (net of concessions and abatements), contractual rent increases and the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City accompanied by an increase in percentage rent and expense recovery ratios and lower bad debt expense.
Same-property net operating income is reconciled to income from continuing operations before tax and discontinued operations as follows:

	For the year ended December 31,
	2014	2013
	(In thousands, except number of properties)
Same-property net operating income	$184,374	$179,037
Adjustments (1)	2,020	(366)
Same-property net operating income before adjustments	186,394	178,671
Non same-property net operating income	41,670	35,782
Net operating income	228,064	214,453
Add:
Straight-line rent adjustment	3,788	2,022
Accretion of below-market lease intangibles, net	18,646	13,350
Management and leasing services income	2,181	2,598
Elimination of intercompany expenses	11,013	10,441
Investment income	365	6,631
Equity in income of unconsolidated joint ventures	10,990	1,648
Other income	3,454	216
Gain on sale of operating properties	14,029	—
(Loss) gain on extinguishment of debt	(2,750)	107
Less:
Depreciation and amortization expense	101,345	87,266
General and administrative expense	41,174	39,514
Interest expense	64,031	68,145
Amortization of deferred financing fees	2,396	2,421
Impairment loss	21,850	5,641
Income from continuing operations before tax and discontinued operations	$58,984	$48,479
Number of properties	96
GLA (in square feet)	12,799
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

Comparison of the Year Ended December 31, 2014 to 2013
The following summarizes certain line items from our audited consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in 2014 as compared to the same period in 2013:

	For the year ended December 31,
	2014	2013	% Change
	(In thousands)
Total revenue	$353,185	$332,511	6.2%
Property operating expenses	89,493	89,647	(0.2)%
Depreciation and amortization	101,345	87,266	16.1%
General and administrative expenses	41,174	39,514	4.2%
Investment income	365	6,631	(94.5)%
Equity in income of unconsolidated joint ventures	10,990	1,648	NM*
Other income	3,454	216	NM*
Interest expense	64,031	68,145	(6.0)%
Gain on sale of operating properties	14,029	—	NM*
(Loss) gain on extinguishment of debt	(2,750)	107	NM*
Impairment loss	21,850	5,641	NM*
Income from discontinued operations	2,957	39,694	(92.6)%
Net income	61,091	88,657	(31.1)%
Net income attributable to Equity One, Inc.	48,897	77,954	(37.3)%
___________
* NM = not meaningful
Total revenue increased by $20.7 million, or 6.2%, to $353.2 million in 2014 from $332.5 million in 2013. The increase was primarily attributable to the following:

•	an increase of approximately $15.9 million associated with properties acquired in 2014 and 2013;

•	an increase of approximately $6.9 million in same-property revenue due primarily to higher rent from new rent commencements and renewals;

•
an increase of approximately $4.4 million related to the recognition of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing; and

•	an increase of approximately $1.9 million related to development and redevelopment projects; partially offset by

•	a decrease of approximately $7.8 million associated with properties sold in 2014.
Property operating expenses decreased by $154,000, or 0.2%, to $89.5 million in 2014 from $89.6 million in 2013. The decrease primarily consisted of the following:

•	a decrease of approximately $2.5 million associated with properties sold in 2014; and

•
a net decrease of approximately $1.6 million in same-property expenses primarily attributable to lower bad debt expense of $3.7 million including the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, partially offset by higher property operating expenses in 2014 including higher real estate taxes, insurance and snow removal costs; partially offset by

•	an increase of approximately $4.0 million associated with properties acquired in 2014 and 2013.

Depreciation and amortization increased by $14.1 million, or 16.1%, to $101.3 million in 2014 from $87.3 million in 2013. The increase was primarily related to the following:

•	an increase of approximately $11.8 million related to accelerated depreciation of assets razed as part of redevelopment projects and new depreciable assets added during 2014 and 2013; and

•	an increase of approximately $6.4 million related to depreciation on properties acquired in 2014 and 2013; partially offset by

•	a decrease of approximately $2.6 million due to assets becoming fully depreciated and amortized during 2014 and 2013; and

•	a decrease of approximately $1.7 million associated with properties sold in 2014.
General and administrative expenses increased by $1.7 million, or 4.2%, to $41.2 million in 2014 from $39.5 million in 2013. The increase was primarily related to the following:

•	a net increase of approximately $1.2 million in employment costs primarily due to bonus payments, share-based compensation expense and severance costs associated with our reorganization;

•	an increase of approximately $1.1 million in Board of Director fees primarily due to a stock award granted to our Chairman; and

•	an increase in professional service fees of approximately $290,000, primarily related to legal fees; partially offset by

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of $1.1 million.
Investment income decreased $6.3 million, or 94.5%, to $365,000 in 2014 from $6.6 million in 2013. The decrease was primarily due to a decrease in interest income from the Westwood mortgage and other mezzanine loans that were repaid in January 2014 and August 2013.
We recorded equity in income of unconsolidated joint ventures of $11.0 million in 2014 compared to $1.6 million in 2013. The increase was primarily related to the sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), an increase related to the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space at a property held by one of our joint ventures (our proportionate share was $609,000), an increase from the operations of three joint venture properties acquired in 2013 and in late 2014 and a decrease in interest expense due to the repayment of mortgages by two of our joint ventures during the second quarter of 2013 and the fourth quarter of 2014.

We recorded other income of $3.5 million in 2014 compared to $216,000 in 2013. The increase was primarily related to the acquisition of our joint venture partners’ interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value, and approximately $400,000 in favorable insurance claims settled during 2014.
Interest expense decreased by $4.1 million, or 6.0%, to $64.0 million in 2014 from $68.1 million in 2013. The decrease was primarily attributable to the following:

•	a decrease of approximately $3.1 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2014 and 2013;

•	a decrease of approximately $2.1 million due to higher capitalized interest as a result of the commencement of a major development project; and

•	a decrease of approximately $540,000 associated with lower interest expense and facility fees associated with the unsecured revolving credit facilities; partially offset by

•	an increase of approximately $1.5 million primarily associated with mortgage assumptions in 2014 and 2013 related to acquisitions.
We recorded a gain on sale of operating properties of $14.0 million in 2014 due to the sale of 19 properties. Prior to the adoption of ASU No. 2014-08, such gains would have been included in income from discontinued operations.

The loss on extinguishment of debt of $2.8 million in 2014 primarily consists of approximately $4.0 million of penalties related to the prepayment of mortgage loans, partially offset by the gain on the sale of Brawley Commons, which was encumbered by a $6.5 million mortgage loan that matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.
We recorded impairment losses in continuing operations in 2014 and 2013 of $21.9 million and $5.6 million, respectively. The 2014 impairment loss consisted of $17.3 million of impairment charges related to land held for development and income producing properties and $4.5 million related to operating properties sold. The 2013 impairment loss primarily consisted of $5.5 million of impairment charges related to land held for development and income producing properties.
In 2014, we recorded income from discontinued operations of $3.0 million compared to $39.7 million in 2013. The decrease is primarily attributable to:

•	a decrease of $36.4 million related to net gains from the disposition of operating properties; and

•	a decrease of $6.0 million in operating income from sold properties; partially offset by

•	a decrease in impairment losses on sold properties of $5.0 million.
The results of operations for three of the properties sold in 2014 (Stanley Marketplace, Oak Hill Village and Summerlin Square) are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08. During the year ended December 31, 2013, we sold thirty-two properties and four outparcels for a total sales price of $295.2 million. The results of operations for these properties are presented as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2013.
As a result of the foregoing, net income decreased by $27.6 million to $61.1 million in 2014 from $88.7 million in 2013. Net income attributable to Equity One, Inc. decreased by $29.1 million to $48.9 million in 2014 as compared to $78.0 million in 2013.
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
___________
 * NM = not meaningful

Total revenue increased by $31.5 million, or 10.5%, to $332.5 million in 2013 from $301.0 million in 2012. The increase is primarily attributable to the following:

•	an increase of approximately $15.3 million associated with properties acquired in 2013 and 2012;

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

Property operating expenses increased by $9.7 million, or 12.1%, to $89.6 million in 2013 from $80.0 million in 2012. The increase primarily consisted of the following:

•	an increase of approximately $4.4 million associated with properties acquired in 2013 and 2012;

•	a net increase of approximately $3.2 million in same-property expenses, primarily attributable to higher recoverable operating expenses and bad debt expense; and

•	an increase of approximately $2.6 million in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•	a decrease of approximately $525,000 related to a legal settlement in the first quarter of 2012.
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
General and administrative expenses decreased by $3.0 million, or 7.0%, to $39.5 million in 2013 from $42.5 million in 2012. The decrease was primarily related to the following:

•
a net decrease in professional services fees and office operational costs of approximately $2.0 million primarily due to an increase in capitalized information technology expenses and decreases in legal and professional expenses; and

•	a decrease of approximately $900,000 related to legal, consulting and other costs associated with acquisition and disposition activity.
Investment income decreased $610,000, or 8.4%, to $6.6 million in 2013 from $7.2 million in 2012. The decrease was due to a decrease in interest income from the repayment of two mezzanine loans, partially offset by an increase in interest income from loans made in 2013 and 2012.
We recorded equity in income of unconsolidated joint ventures of $1.6 million in 2013 compared to $542,000 in 2012. The increase was primarily related to a decrease in depreciation expense in 2013 resulting from fully depreciated assets, an increase in rental income and a decrease in interest expense due to the repayment of two mortgages. These decreases were partially offset by acquisition costs incurred in the fourth quarter of 2013 by our joint venture with the New York Common Retirement Fund ("NYCRF").
Interest expense decreased by $2.5 million, or 3.6% to $68.1 million in 2013 from $70.7 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $5.4 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012; and

•	a decrease of approximately $1.8 million associated with lower mortgage interest due to the repayment of mortgages during 2013 and 2012; partially offset by

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
We recorded impairment losses in continuing operations in 2013 and 2012 of $5.6 million and $8.9 million, respectively. The 2013 impairment loss consisted of $5.5 million of impairment charges related to land held for development and income producing properties and $150,000 in goodwill impairment losses. The 2012 impairment loss included $8.5 million of impairment charges related to land held for development and income producing properties and $378,000 in goodwill impairment losses.
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
As of December 31, 2014, we had $27.5 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $605.0 million of which $605.0 million was the maximum available to be drawn thereunder, based on the financial covenants contained in those facilities. As of December 31, 2014, we had $37.0 million drawn under our $600.0 million credit facility, which bore interest at a weighted average rate of 1.22% per annum at such date, and had no borrowings outstanding under our $5.0 million credit facility. As of December 31, 2014, we had outstanding letters of credit with an aggregate face amount of $2.2 million.
During 2015, we have approximately $134.0 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2014, we have invested an aggregate of approximately $102.6 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $39.0 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $18.9 million, and we expect these funds will be primarily expended in 2015.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us, and proceeds from property dispositions.
2014 liquidity events
While we believe our availability under our lines of credit is sufficient to operate our business in 2015, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed in 2014:

•
We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $104.6 million, which we have used to fund development and redevelopment activities and for general corporate purposes including the payment of secured and unsecured debt;

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

•	We acquired a land parcel at West Roxbury Shaw’s Plaza in West Roxbury, Massachusetts for $5.3 million;

•	We acquired our joint venture partners’ interests in Talega Village Center for an additional cash investment of $6.2 million;

•	We invested $2.0 million in one of our unconsolidated joint ventures in connection with the acquisition of a retail center by the joint venture;

•	We invested $6.9 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture;

•	We sold twenty-two non-core assets for aggregate gross proceeds of $150.0 million, resulting in a total net gain of $17.3 million;

•	Our joint venture, Vernola Marketplace JV, LLC, sold a property, of which our proportionate share of the gain was $7.4 million, including $1.6 million attributable to a noncontrolling interest;

•	We received proceeds from the issuance of common stock in connection with the exercise of 1.9 million stock options totaling $40.4 million;

•	We prepaid $115.4 million in mortgage loans with a weighted average interest rate of 5.74%;

•	We closed on a $600.0 million unsecured revolving credit facility, which replaced our $575.0 million credit facility;

•	We reduced our line of credit borrowings from $91.0 million outstanding as of December 31, 2013 to $37.0 million as of December 31, 2014; and

•	We invested $103.9 million in capital expenditures to improve our properties.
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

	For the year ended December 31,
	2014	2013	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$144,095	$132,742	$11,353
Net cash provided by investing activities	$26,462	$123,047	$(96,585)
Net cash used in financing activities	$(168,671)	$(257,622)	$88,951
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $144.1 million for 2014 compared to $132.7 million for 2013. The increase is due primarily to an increase in operating income from our properties and the timing of expenses.
Net cash provided by investing activities was $26.5 million for 2014 compared to $123.0 million for 2013. Investing activities during 2014 consisted primarily of: proceeds related to the sale of real estate and rental properties of $145.5 million; proceeds from repayment of loans receivable of $60.5 million and $16.4 million in joint venture distributions; partially offset by: acquisitions of income producing properties of $93.4 million; additions to construction in progress of $77.1 million; and additions to income producing properties of $19.4 million. Investing activities for 2013 primarily consisted of: proceeds related to the sale of real estate and rental properties of $286.5 million; proceeds from repayment of loans receivable of $91.5 million and $12.6 million in joint venture distributions; partially offset by: acquisitions of income producing properties of $109.4 million; additions to construction in progress of $54.0 million; investments in joint ventures of $30.4 million; purchase of a below-market leasehold interest for $25.0 million; additions to income producing properties of $13.7 million; and an investment in a mezzanine loan of $12.0 million.
The following summarizes our capital expenditures:

	For the year ended December 31,
	2014	2013
	(In thousands)
Capital expenditures:
Tenant improvements and allowances	$20,297	$14,374
Leasing commissions and costs	8,095	9,370
Developments	32,795	22,635
Redevelopments and expansions	41,836	23,767
Maintenance capital expenditures	10,959	6,701
Total capital expenditures	113,982	76,847
Net change in accrued capital spending	(10,071)	85
Capital expenditures per consolidated statements of cash flows	$103,911	$76,932

The increase in development and redevelopment capital expenditures for 2014 compared to 2013 was primarily the result of costs incurred for Broadway Plaza and costs incurred in connection with the redevelopment of Lake Mary Centre, Willows Shopping Center, Boyton Plaza and Kirkman Shoppes. We capitalized internal costs related to capital expenditures of $5.4 million and $5.9 million during 2014 and 2013, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $3.6 million and $4.5 million, respectively, capitalized internal costs related to development activities of $637,000 and $766,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $779,000 and $350,000, respectively. Capitalized interest totaled $5.0 million and $2.9 million during 2014 and 2013, respectively, primarily related to development and redevelopment and expansion activities.
Net cash used in financing activities totaled $168.7 million for 2014 compared to $257.6 million for 2013. The largest financing cash outflows for 2014 related to: the prepayments and repayments of $132.6 million of mortgage debt; payment of $106.7 million in dividends; net repayments under the revolving credit facilities of $54.0 million; and $12.0 million of distributions to noncontrolling interests; partially offset by: proceeds from the issuance of common stock of $145.4 million in connection with our September 2014 equity offering and the exercise of stock options. The largest financing outflows for 2013 related to: dividends paid to stockholders of $104.3 million; net repayments under the revolving credit facilities of $81.0 million; prepayments and repayments of mortgage debt of $48.3 million; purchase of noncontrolling interests for $19.0 million; and distributions to noncontrolling interests of $10.0 million; partially offset by proceeds from the issuance of common stock of $8.9 million.
Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$70,162	$7,021	$6,901	$6,884	$7,110	$5,914	$36,332
Balloon payments	241,616	19,458	68,499	64,000	54,754	18,330	16,575
Total mortgage obligations	311,778	26,479	75,400	70,884	61,864	24,244	52,907
Unsecured revolving credit facilities	37,000	—	—	—	37,000	—	—
Unsecured senior notes	731,136	107,505	105,230	218,401	—	—	300,000
Term loan	250,000	—	—	—	—	250,000	—
Total unsecured obligations	1,018,136	107,505	105,230	218,401	37,000	250,000	300,000
Construction commitments	57,979	55,041	2,938	—	—	—	—
Operating leases	44,632	1,784	1,673	1,420	1,406	1,427	36,922
Total contractual obligations (1)	$1,432,525	$190,809	$185,241	$290,705	$100,270	$275,671	$389,829
_______________________________________________
(1) Excludes our proportionate share of unconsolidated joint venture indebtedness. See further discussion in Off-Balance Sheet Arrangements section below.
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

The following table sets forth certain information regarding future interest obligations on outstanding debt (excluding our revolving credit facility) as of December 31, 2014:

	Payments due by period
Interest Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Mortgage notes	$65,995	$18,171	$14,634	$10,519	$7,995	$4,088	$10,588
Unsecured senior notes	145,310	36,700	30,921	21,439	11,250	11,250	33,750
Term loan	27,907	6,636	6,654	6,636	6,636	1,345	—
Total interest obligations	$239,212	$61,507	$52,209	$38,594	$25,881	$16,683	$44,338
Indebtedness. The following table sets forth certain information regarding our mortgage indebtedness as of December 31, 2014:

Property	Balance at December 31, 2014	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
Mortgage Debt
Pleasanton Plaza	$19,634	5.316%		06/01/15		$19,458
Danbury Green	24,700	5.850%		01/05/16		24,700
1225-1239 Second Avenue	16,245	6.325%		06/01/16		15,903
Glengary Shoppes	15,521	5.750%		06/11/16		15,059
Magnolia Shoppes	13,292	6.160%		07/11/16		12,837
Culver Center	64,000	5.580%		05/06/17		64,000
Sheridan Plaza	59,449	6.250%		10/10/18		54,754
1175 Third Avenue	6,512	7.000%		05/01/19		5,157
The Village Center	15,234	6.250%		06/01/19		13,173
BridgeMill	6,846	7.940%		05/05/21		3,761
Talega Village Center (1)	11,080	5.010%		10/01/21		8,800
Westport Plaza	3,537	7.490%		08/01/23		1,221
Aventura Square / Oakbrook Square / Treasure Coast Plaza	22,599	6.500%		02/28/24		—
Webster Plaza	6,568	8.070%		08/15/24		2,793
Von's Circle Center	9,867	5.200%		10/10/28		—
Copps Hill	16,694	6.060%		01/01/29		—
Total Mortgage Debt (16 loans outstanding)	$311,778	6.03%	(2)	4.35	years	$241,616
______________________________
(1) The stated loan maturity date is October 1, 2036; however, both the lender and the borrower have the right to exercise a call or early prepayment, respectively, on each of October 1, 2021, October 1, 2026 and October 1, 2031. It is deemed likely this right will be exercised and the shown maturity date is therefore October 1, 2021.
(2) Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization.
The weighted average interest rate of the mortgage notes payable at December 31, 2014 and 2013 was 6.03% and 5.99%, respectively, excluding the effects of any discount or premium.

Our outstanding unsecured senior notes at December 31, 2014 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2014	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
5.375% senior notes	$107,505	5.375%		10/15/15		$107,505
6.00% senior notes	105,230	6.000%		09/15/16		105,230
6.25% senior notes	101,403	6.250%		01/15/17		101,403
6.00% senior notes	116,998	6.000%		09/15/17		116,998
3.75% senior notes	300,000	3.750%		11/15/22		300,000
Total unsecured senior notes payable	$731,136	5.02%	(1)	4.31	years	$731,136
____________________________
(1) Calculated based on weighted average interest rates of outstanding balances at December 31, 2014.
The weighted average interest rate of the unsecured senior notes at December 31, 2014 and 2013 was 5.02% for both periods, excluding the effects of any discount or premium.
In December 2014, we closed on a new $600.0 million unsecured revolving credit facility which replaced our $575.0 million credit facility. The facility, which serves as our primary credit facility, is with a syndicate of banks and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum depending on the credit ratings of our unsecured senior notes. As of December 31, 2014, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments then in effect, a $75.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $56.9 million multicurrency subfacility. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business and also includes various financial covenants, including maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2014, we had drawn $37.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. As of December 31, 2013, we had drawn $91.0 million against the $575.0 million credit facility, which bore interest at a rate of 1.30% per annum.
We also have a $5.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2014 and 2013. The facility bears interest at LIBOR plus 1.25% per annum and expires on May 7, 2015.
As of December 31, 2014, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $605.0 million, excluding $37.0 million drawn against the facility and outstanding letters of credit with an aggregate face amount of $2.2 million.
In December 2014, the terms of the $250.0 million unsecured term loan were amended to reduce the interest margin. The term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our unsecured senior notes. In connection with the interest rate swap discussed below, we have elected and, will continue to elect, the one month LIBOR option, which as of December 31, 2014 resulted in a margin of 1.150%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility. As of December 31, 2014, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum.
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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, in 2013 and 2014 we sold a total of fifty-four non-core properties. Although we expect our pace of disposition activity to slow, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 5 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for additional discussion of the status of those dispositions under contract and the related financial statement impact. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
During the year ended December 31, 2014, we recognized $4.5 million of impairment losses on properties sold and impairment losses from continuing operations totaling $17.3 million. See Notes 6 and 22 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for additional information regarding impairment losses.
On November 10, 2014, we executed a contract for the sale of a property located in Massachusetts which has a net book value of $18.5 million and is encumbered by a $6.6 million mortgage loan that matures in 2024. The sale is subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the loan. We concluded that our carrying value of the property was recoverable as of December 31, 2014 based on our projected undiscounted cash flows from the property, which considered the low probability of sale. To the extent that the lender does not consent to a potential buyer's assumption of the loan, it is our intention to hold the property. However, if circumstances change which increase the probability of sale, we anticipate that we would recognize an impairment loss of $10.3 million.
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
Distributions
We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2014 were $106.7 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2014, we had investments in six unconsolidated joint ventures in which our effective ownership interests ranged from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 8 to the consolidated financial statements included in this annual report, which is incorporated by reference herein.

As of December 31, 2014, the aggregate carrying amount of debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $220.5 million (of which our aggregate proportionate share was approximately $49.4 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit: As of December 31, 2014, we had provided letters of credit having an aggregate face amount of $2.2 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of December 31, 2014, we have entered into construction commitments and had outstanding obligations to fund approximately $39.0 million, based on current plans and estimates, in order to complete active development and redevelopment projects. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $18.9 million, and we expect these funds will be primarily expended in 2015. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $44.6 million.
Non-Recourse Debt Guarantees: Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, impermissible transfers and material misrepresentations. In management’s judgment, it would be unlikely for us to incur any liability under these guarantees that would have a material adverse effect on our financial condition, results of operations, or cash flows.
Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2014 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial condition, results of operations or cash flows
Inflation and Economic Condition Considerations
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
As of December 31, 2014, we had $37.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $37.0 million as of December 31, 2014, a 1% change in interest rates would result in an impact to income before taxes of approximately $400,000 per year.
The fair value of our fixed-rate debt is $1.1 billion as of December 31, 2014, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of December 31, 2014, would decrease by approximately $38.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $40.6 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.0 billion, the balance as of December 31, 2014.
As of December 31, 2014, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $249.8 million as of December 31, 2014. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2014, would decrease by approximately $9.7 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2014, would increase by approximately $10.2 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet.
Other Market Risks
As of December 31, 2014, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2014 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2014, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K in Item 15: Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2014, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
The report of our management regarding internal control over financial reporting is set forth on Part IV Item 15 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on Part IV Item 15 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2014:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	1,208,477	$22.37	7,181,887
______________________________________________
(1) Includes 1,430,951 shares which remain unissued and available for future issuance under our existing ESPP.
The other information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Composite Charter of the Company (Exhibit 3.1) (1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated November 9, 1995, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)

4.2	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (4)

4.3	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.7) (5)

4.4	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (6)

4.5	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (7)

EXHIBIT NO.	DESCRIPTION
4.6	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)

4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (4)

4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (4)

4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (5)

4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.11	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

4.12	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.13	Supplemental Indenture No. 7, dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)

4.14	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (11)

4.15	Supplemental Indenture No. 9, dated March 10, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (12)

4.16	Supplemental Indenture No. 10, dated August 18, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (13)

4.17	Supplemental Indenture No. 11, dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (23)

4.18	Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (9)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (35)

10.2	Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.1) (28)*

10.3	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (16)*

10.4	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (16)*

10.5	First Amendment to 2000 Executive Incentive Compensation Plan (Exhibit 99.1) (17)*

EXHIBIT NO.	DESCRIPTION
10.6	2004 Employee Stock Purchase Plan (Annex B) (15)*

10.7
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (19)

10.8	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (20)

10.9	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996 (Exhibit 10.15, Amendment No. 1) (19)

10.10	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (24)

10.11
Fourth Amended and Restated Credit Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions initially a signatory thereto, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Branch Banking and Trust Company, TD Bank, N.A., Citizens Bank, National Association and U.S. Bank National Association as Co-Documentation Agents (Exhibit 10.1) (25)

10.12	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (26)

10.13	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (27)*

10.14	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (31)

10.15	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (31)

10.16	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (33)

10.17	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (33)

10.18	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (36)

10.19	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (36)

10.20	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (36)

EXHIBIT NO.	DESCRIPTION
10.21	Contribution Agreement, dated May 23, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (37)

10.22
Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (Exhibit 10.2) (37)

10.23	Amendment to Contribution Agreement, dated November 8, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (38)

10.24	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between the Company and Jeffrey S. Olson (Exhibit 10.4) (22)*

10.25	Separation of Employment Agreement, dated as of June 2, 2014, between the Company and Jeffrey Olson (Exhibit 10.1) (39)*

10.26	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Arthur L. Gallagher (Exhibit 10.2) (22)*

10.27
Chairman Compensation Agreement, dated as of June 2, 2014 and, except as otherwise specifically provided therein, effective as of January 1, 2015, by and between the Company and Chaim Katzman (Exhibit 10.2) (39)*

10.28	Employment Agreement, dated April 2, 2014 and effective May 12, 2014, by and between the Company and David Lukes (Exhibit 10.1) (40)*

10.29	Employment Agreement, dated June 25, 2014 and effective January 1, 2015, by and between the Company and Thomas Caputo (Exhibit 10.2) (41)*

10.30	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (30)

10.31	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (30)

10.32	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (Exhibit 10.1) (32)

10.33	Registration and Liquidity Rights Agreement by and between the Company and Liberty International Holdings Limited, dated as of January 4, 2011 (Exhibit 10.2) (32)

10.34	Shared Appreciation Promissory Note, dated as of January 4, 2011 (Exhibit 10.3) (32)

10.35	Employment Agreement, dated as of June 25, 2014 and effective July 15, 2014, by and between the Company and Michael Makinen (Exhibit 10.1) (41)*

10.36	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Mark Langer (Exhibit 10.3) (22)*

10.37	Amendment to Employment Agreement, dated April 4, 2014, by and between the Company and Mark Langer (Exhibit 10.2) (40)*

10.38	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (34)

EXHIBIT NO.	DESCRIPTION
10.39	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (34)

10.40
Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centers Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC (Exhibit 10.2) (29)

10.41
Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (Exhibit 10.2) (25)

10.42	Common Stock Purchase Agreement, dated as of August 8, 2012, between the Company and MGN (USA), Inc. (Exhibit 10.1) (42)

10.43	Registration Rights Agreement, dated as of August 8, 2012, between the Company and MGN (USA), Inc. (Exhibit 10.2) (42)

10.44	Common Stock Purchase Agreement, dated September 9, 2014, between the Company and Gazit First Generation LLC (Exhibit 10.1) (43)

10.45	Registration Rights Agreement, dated September 9, 2014, between the Company and Gazit First Generation LLC (Exhibit 10.2) (43)

10.46	Employment Agreement, dated as of January 26, 2015, by and between the Company and Matthew Ostrower (Exhibit 10.1) (44)*

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 11, 2011, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2014, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K filed on February 16, 1996, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 25, 2012, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2006, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(14)	Reserved.

(15)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 9, 2014, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2014, and incorporated by reference herein.

(18)	Reserved.

(19)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(20)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001, and incorporated by reference herein.

(21)	Reserved.

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2014, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2004, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2011, and incorporated by reference herein

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011, and incorporated by reference herein.

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 29, 2012, and incorporated by reference herein.

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

(38)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2010, and incorporated by reference herein.

(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2014, and incorporated by reference herein.

(40)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2014, and incorporated by reference herein.

(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2014, and incorporated by reference herein.

(42)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 14, 2012, and incorporated by reference herein.

(43)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 15, 2014, and incorporated by reference herein.

(44)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2015, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 2, 2015	EQUITY ONE, INC.

		By:	/s/ DAVID R. LUKES
David R. Lukes
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID R. LUKES	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
David R. Lukes

/s/ MARK LANGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Mark Langer

/s/ ANGELA F. VALDES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Angela F. Valdes

/s/ CHAIM KATZMAN	Chairman of the Board	March 2, 2015
Chaim Katzman

/s/ CYNTHIA COHEN	Director	March 2, 2015
Cynthia Cohen

/s/ DAVID FISCHEL	Director	March 2, 2015
David Fischel

/s/ NEIL FLANZRAICH	Director	March 2, 2015
Neil Flanzraich

/s/ JORDAN HELLER	Director	March 2, 2015
Jordan Heller

/s/ PETER LINNEMAN	Director	March 2, 2015
Peter Linneman

/s/ GALIA MAOR	Director	March 2, 2015
Galia Maor

/s/ DORI J. SEGAL	Director	March 2, 2015
Dori J. Segal

EQUITY ONE, INC. AND SUBSIDIARIES

Management Report on Internal Control Over Financial Reporting
The management of Equity One, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2014. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014 of Equity One, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 2, 2015
Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 2, 2015
Boca Raton, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except share par value amounts)

	December 31, 2014	December 31, 2013
ASSETS
Properties:
Income producing	$3,128,081	$3,153,131
Less: accumulated depreciation	(381,533)	(354,166)
Income producing properties, net	2,746,548	2,798,965
Construction in progress and land held for development	161,872	104,464
Properties held for sale	—	13,404
Properties, net	2,908,420	2,916,833
Cash and cash equivalents	27,469	25,583
Cash held in escrow and restricted cash	250	10,912
Accounts and other receivables, net	11,859	12,872
Investments in and advances to unconsolidated joint ventures	89,218	91,772
Loans receivable, net	—	60,711
Goodwill	6,038	6,377
Other assets	218,971	229,599
TOTAL ASSETS	$3,262,225	$3,354,659

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$311,778	$430,155
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	37,000	91,000
	1,329,914	1,502,291
Unamortized premium on notes payable, net	3,127	6,118
Total notes payable	1,333,041	1,508,409
Other liabilities:
Accounts payable and accrued expenses	49,924	44,227
Tenant security deposits	8,684	8,928
Deferred tax liability	12,567	11,764
Other liabilities	167,400	177,416
Total liabilities	1,571,616	1,750,744
Redeemable noncontrolling interests	—	989
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 124,281 and 117,647 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,243	1,176
Additional paid-in capital	1,843,348	1,693,873
Distributions in excess of earnings	(360,172)	(302,410)
Accumulated other comprehensive (loss) income	(999)	2,544
Total stockholders’ equity of Equity One, Inc.	1,483,420	1,395,183
Noncontrolling interests	207,189	207,743
Total equity	1,690,609	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,262,225	$3,354,659

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013		2012
REVENUE:
Minimum rent	$268,257	$248,086		$227,013
Expense recoveries	77,640	77,499		67,329
Percentage rent	5,107	4,328		4,202
Management and leasing services	2,181	2,598		2,489
Total revenue	353,185	332,511		301,033
COSTS AND EXPENSES:
Property operating	89,493	89,647		79,971
Depreciation and amortization	101,345	87,266		79,415
General and administrative	41,174	39,514		42,473
Total costs and expenses	232,012	216,427		201,859
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	121,173	116,084		99,174
OTHER INCOME AND EXPENSE:
Investment income	365	6,631		7,241
Equity in income of unconsolidated joint ventures	10,990	1,648		542
Other income	3,454	216		45
Interest expense	(64,031)	(68,145)		(70,665)
Amortization of deferred financing fees	(2,396)	(2,421)		(2,474)
Gain on sale of operating properties	14,029	—		—
(Loss) gain on extinguishment of debt	(2,750)	107		(29,146)
Impairment loss	(21,850)	(5,641)		(8,909)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	58,984	48,479		(4,192)
Income tax (provision) benefit of taxable REIT subsidiaries	(850)	484		2,980
INCOME (LOSS) FROM CONTINUING OPERATIONS	58,134	48,963		(1,212)
DISCONTINUED OPERATIONS:
Operations of income producing properties	(238)	5,769		12,858
Gain on disposal of income producing properties	3,222	39,587		16,588
Impairment loss	—	(4,976)		(20,532)
Income tax provision of taxable REIT subsidiaries	(27)	(686)		(477)
INCOME FROM DISCONTINUED OPERATIONS	2,957	39,694		8,437
NET INCOME	61,091	88,657		7,225
Net income attributable to noncontrolling interests – continuing operations	(12,206)	(10,209)		(10,676)
Net loss (income) attributable to noncontrolling interests – discontinued operations	12	(494)		(26)
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$48,897	$77,954		$(3,477)

EARNINGS (LOSS) PER COMMON SHARE – BASIC:
Continuing operations	$0.37	$0.32		$(0.11)
Discontinued operations	0.02	0.33		0.07
	$0.39	$0.66	*	$(0.04)
Number of Shares Used in Computing Basic Earnings (Loss) per Share	119,403	117,389		114,233
EARNINGS (LOSS) PER COMMON SHARE – DILUTED:
Continuing operations	$0.37	$0.32		$(0.11)
Discontinued operations	0.02	0.33		0.07
	$0.39	$0.65		$(0.04)
Number of Shares Used in Computing Diluted Earnings (Loss) per Share	119,725	117,771		114,233
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.88		$0.88
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
NET INCOME	$61,091	$88,657	$7,225
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	63	63	64
Net unrealized (loss) gain on interest rate swaps (1)	(7,086)	6,615	(9,437)
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	3,480	3,451	2,942
Other comprehensive (loss) income	(3,543)	10,129	(6,431)
COMPREHENSIVE INCOME	57,548	98,786	794
Comprehensive income attributable to noncontrolling interests	(12,194)	(10,703)	(10,702)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$45,354	$88,083	$(9,908)
(1) This amount includes our share of our unconsolidated joint ventures’ net unrealized losses of $545, $42 and $48 for the years ended December 31, 2014, 2013 and 2012, respectively.
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity of Equity One, Inc.	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2012	112,599	$1,126	$1,587,874	$(170,530)	$(1,154)	$1,417,316	$207,886	$1,625,202
Issuance of common stock	4,384	43	86,735	—	—	86,778	—	86,778
Repurchase of common stock	(45)	—	(940)	—	—	(940)	—	(940)
Stock issuance costs	—	—	(883)	—	—	(883)	—	(883)
Share-based compensation expense	—	—	7,113	—	—	7,113	—	7,113
Restricted stock reclassified from liability to equity	—	—	101	—	—	101	—	101
Net (loss) income, excluding $840 of net income attributable to redeemable noncontrolling interests	—	—	—	(3,477)	—	(3,477)	9,862	6,385
Dividends declared on common stock	—	—	—	(102,078)	—	(102,078)	—	(102,078)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,995)	(9,995)
Revaluation of redeemable noncontrolling interest	—	—	185	—	—	185	—	185
Pro-rata share of investee’s purchase of its subsidiary shares from noncontrolling interest	—	—	(958)	—	—	(958)	—	(958)
Other comprehensive loss	—	—	—	—	(6,431)	(6,431)	—	(6,431)
BALANCE AT DECEMBER 31, 2012	116,938	1,169	1,679,227	(276,085)	(7,585)	1,396,726	207,753	1,604,479
Issuance of common stock	725	7	8,891	—	—	8,898	—	8,898
Repurchase of common stock	(16)	—	(388)	—	—	(388)	—	(388)
Stock issuance costs	—	—	(96)	—	—	(96)	—	(96)
Share-based compensation expense	—	—	6,414	—	—	6,414	—	6,414
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $695 of net income attributable to redeemable noncontrolling interests	—	—	—	77,954	—	77,954	10,008	87,962
Dividends declared on common stock	—	—	—	(104,279)	—	(104,279)	—	(104,279)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,038)	(10,038)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Reclassification of redeemable NCI to permanent equity	—	—	—	—	—	—	29	29
Other comprehensive income	—	—	—	—	10,129	10,129	—	10,129
BALANCE AT DECEMBER 31, 2013	117,647	1,176	1,693,873	(302,410)	2,544	1,395,183	207,743	1,602,926
Issuance of common stock	6,699	67	145,380	—	—	145,447	—	145,447
Repurchase of common stock	(65)	—	(1,752)	—	—	(1,752)	—	(1,752)
Stock issuance costs	—	—	(591)	—	—	(591)	—	(591)
Share-based compensation expense	—	—	7,498	—	—	7,498	—	7,498
Restricted stock reclassified from liability to equity	—	—	117	—	—	117	—	117
Net income	—	—	—	48,897	—	48,897	12,194	61,091
Dividends declared on common stock	—	—	—	(106,659)	—	(106,659)	—	(106,659)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,962)	(11,962)
Purchase of noncontrolling interest	—	—	(1,177)	—	—	(1,177)	(786)	(1,963)
Other comprehensive loss	—	—	—	—	(3,543)	(3,543)	—	(3,543)
BALANCE AT DECEMBER 31, 2014	124,281	$1,243	$1,843,348	$(360,172)	$(999)	$1,483,420	$207,189	$1,690,609
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$61,091	$88,657	$7,225
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(3,788)	(2,344)	(3,994)
Accretion of below-market lease intangibles, net	(18,870)	(12,904)	(12,660)
Amortization of below-market ground lease intangibles	601	601	191
Equity in income of unconsolidated joint ventures	(10,990)	(1,648)	(542)
Gain on change in control of interests	(2,807)	—	—
Income tax provision (benefit) of taxable REIT subsidiaries	877	202	(2,503)
(Decrease) increase in allowance for losses on accounts receivable	(27)	3,736	979
Amortization of premium on notes payable, net	(2,400)	(2,478)	(2,627)
Amortization of deferred financing fees	2,396	2,421	2,485
Depreciation and amortization	103,240	93,317	90,896
Share-based compensation expense	7,267	6,173	6,863
Amortization of derivatives	63	63	64
Gain on sale of real estate	(17,251)	(39,587)	(16,588)
Loss on extinguishment of debt	2,750	31	30,602
Operating distributions from joint ventures	3,121	53	3,337
Impairment loss	21,850	10,617	29,441
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	1,169	(2,950)	2,241
Other assets	(71)	(4,653)	26,824
Accounts payable and accrued expenses	(4,013)	(4,645)	(12,780)
Tenant security deposits	(244)	(289)	787
Other liabilities	131	(1,631)	2,978
Net cash provided by operating activities	144,095	132,742	153,219
INVESTING ACTIVITIES:
Acquisition of income producing properties	(93,447)	(109,449)	(243,549)
Additions to income producing properties	(19,376)	(13,661)	(20,175)
Acquisition of land held for development	—	(3,000)	(9,505)
Additions to construction in progress	(77,095)	(54,005)	(65,143)
Deposits for the acquisition of income producing properties	(50)	(75)	—
Proceeds from sale of real estate and rental properties	145,470	286,511	41,994
Decrease (increase) in cash held in escrow	10,662	(10,662)	91,592
Purchase of below-market leasehold interest	—	(25,000)	—
Increase in deferred leasing costs and lease intangibles	(7,440)	(9,266)	(7,169)
Investment in joint ventures	(9,028)	(30,401)	(26,392)
(Advances to) repayments of advances to joint ventures	(154)	5	517
Distributions from joint ventures	16,394	12,576	567
Investment in loans receivable	—	(12,000)	(114,258)
Repayment of loans receivable	60,526	91,474	19,258
Net cash provided by (used in) investing activities	26,462	123,047	(332,263)

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(132,564)	(48,279)	(66,173)
Net (repayments) borrowings under revolving credit facilities	(54,000)	(81,000)	34,000
Proceeds from senior debt borrowings	—	—	296,823
Repayment of senior debt borrowings	—	—	(287,840)
Borrowings under term loan	—	—	250,000
Payment of deferred financing costs	(3,638)	—	(3,251)
Proceeds from issuance of common stock	145,447	8,898	86,778
Repurchase of common stock	(1,752)	(388)	(940)
Stock issuance costs	(591)	(96)	(883)
Dividends paid to stockholders	(106,659)	(104,279)	(102,078)
Purchase of noncontrolling interests	(2,952)	(18,972)	—
Distributions to redeemable noncontrolling interests	—	(3,468)	(944)
Distributions to noncontrolling interests	(11,962)	(10,038)	(9,995)
Net cash (used in) provided by financing activities	(168,671)	(257,622)	195,497

Net increase (decrease) in cash and cash equivalents	1,886	(1,833)	16,453
Cash and cash equivalents at beginning of the year	25,583	27,416	10,963
Cash and cash equivalents at end of the year	$27,469	$25,583	$27,416

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $4,969, $2,863 and $4,742 in 2014, 2013 and 2012, respectively)	$67,409	$72,145	$74,030

We acquired upon acquisition of certain income producing properties:
Income producing properties	$115,567	$161,719	$261,139
Intangible and other assets	7,362	10,559	60,357
Intangible and other liabilities	(12,194)	(27,128)	(42,496)
Net assets acquired	110,735	145,150	279,000
Assumption of mortgage notes payable	(11,353)	(35,701)	(35,451)
Existing equity interest in Talega Village Center	(5,935)	—	—
Cash paid for income producing properties	$93,447	$109,449	$243,549
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014, 2013 and 2012
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
As of December 31, 2014, our consolidated shopping center portfolio comprised 122 properties, including 102 retail properties and five non-retail properties totaling approximately 13.5 million square feet of gross leasable area, or GLA, nine development or redevelopment properties with approximately 1.6 million square feet of GLA upon completion, and six land parcels. As of December 31, 2014, our consolidated shopping center occupancy was 95.0% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
Basis of Presentation
The consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries and those other entities where we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies,” the “Company,” “we,” “our,” “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. The operations of certain properties sold have been classified as discontinued, and the associated results of operations and financial position are separately reported for all periods presented as they were classified as held for sale prior to the adoption of Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." See Notes 2 and 5 for further discussion. Information in these notes to the consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
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
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Building and land improvements	2-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture, fixtures and equipment	3-10 years
Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Business Combinations
We account for business combinations, including the acquisition of real estate operating properties, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition of real estate operating properties, we estimate the fair value of the acquired tangible assets (consisting of land, building, building improvements, and tenant improvements), identified intangible assets and liabilities (consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt, and redeemable units issued at the date of acquisition, where applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. We expense transaction costs associated with business combinations in the period incurred.
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases and tenant relationships is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
The results of operations of acquired properties are included in our financial statements as of the dates they are acquired. The intangible assets and liabilities associated with property acquisitions are included in other assets and other liabilities in our consolidated balance sheets.
Construction in Progress and Land Held for Development
Construction in progress and land held for development are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-lived Assets
Properties Held and Used
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. As of December 31, 2014, we reviewed the operating properties, construction in progress and land held for development for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined our capital recycling initiatives and the fair values obtained from recent appraisals on certain of our properties to be possible indicators of impairment.
Each property was assessed individually and, as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions, are inherently uncertain and consider the perspective of a third-party marketplace participant. The factors that may influence the assumptions include:

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
After considering these factors, we project future cash flows for each property based on management’s intention for that property (holding period) and, if appropriate, an assumed sale at the final year of the holding period (reversion value) using a projected capitalization rate. If the carrying amount of the property exceeds the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge would be recognized to reduce the carrying value of the property to its fair value.
Properties Held for Sale
Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Upon the adoption of ASU No. 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold during the current period that were not previously classified as held for sale and/or reported as discontinued operations are reported in continuing operations as their disposition does not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU No. 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations.
The application of current accounting principles that govern the classification of any of our properties as held for sale on the consolidated balance sheet requires management to make certain significant judgments. In evaluating whether a property meets the held for sale criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC.
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
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income of unconsolidated joint ventures in the accompanying consolidated statements of operations. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income of unconsolidated joint ventures.
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
We perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.
Deposits
Deposits included in other assets comprise funds held by various institutions for future payments of property taxes, insurance, improvements, utility and other service deposits.
Deferred Costs and Intangibles
Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets and liabilities when a property was acquired. Loan and other fees directly related to financing transactions with third parties are amortized over the term of the loan using the effective interest method. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs, below-market ground rent obligations and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of above-market ground rent obligations and below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the estimated term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
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

Derivative Instruments and Hedging Activities
Derivative instruments are used at times to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income (loss) and as a component of stockholders’ equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 13 for further detail on derivative activity.
Fair Value of Assets and Liabilities
The Fair Value Measurements and Disclosures Topic of FASB ASC establishes a framework for measuring fair value and requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

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
Revenue Recognition
Revenue includes minimum rents, expense recoveries, percentage rental payments and management and leasing services. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Lease revenue recognition commences when the lessee is given possession of the leased space, when the asset is substantially complete in the case of leasehold improvements, and when there are no contingencies offsetting the lessee’s obligation to pay rent.
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

We recognize gains or losses on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership and do not have a substantial continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.
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
Share-Based Compensation
We grant restricted stock and stock option awards to our officers, directors and employees. The term of each award is determined by our compensation committee, but in no event can be longer than ten years from the date of grant. The vesting schedule of each award is determined by the compensation committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of non-vested restricted stock, which makes the restricted stock a participating security under the Earnings Per Share Topic of the FASB ASC. Certain stock options, restricted stock and other share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.
The fair value of each stock option awarded is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method described in the Share Compensation Topic of the FASB ASC is used for determining the expected life used in the valuation method.
Compensation expense for restricted stock awards is based on the fair value of our common stock at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis.
Segment Reporting
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
We historically aggregated our operating segments, which were identified as each of our individual properties, into six reportable segments based primarily upon our prior organizational structure and method of internal reporting which classified our operations by geographical area. Due to the organizational changes announced in June 2014, including the replacement of our regional president positions with a chief operating officer, we have reevaluated our segment reporting based on our new internal reporting structure. Our consolidated shopping center portfolio is primarily located in coastal markets throughout the United States with none of our properties located outside of the United States. Additionally, our chief operating decision maker reviews operating and financial data for each property on an individual basis and does not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. Therefore, each of our individual properties has been deemed a separate operating segment, and, as no individual property constitutes more than 10% of our revenue, net income, or assets, the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants, and operational processes, as well as long-term average financial performance. In accordance with the requirements of the Segment Reporting Topic of the FASB ASC, all prior periods have been restated to reflect the aggregation of our prior reportable segments into one reportable segment.

Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2014, no tenant accounted for more than 10% of our GLA or annual revenues.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
		January 1, 2017	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
Standards that were adopted
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
The standard amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard requires expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting.
January 1, 2014
The adoption and implementation of this standard resulted in the operations of certain current period dispositions being classified within continuing operations in our consolidated statements of operations. The adoption did not have an impact on our financial position or cash flows. The disclosures required by this standard have been incorporated in the notes included herein.

3.    Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Land and land improvements	$1,381,168	$1,364,729
Building and building improvements	1,593,032	1,669,401
Tenant and other improvements	153,881	119,001
	3,128,081	3,153,131
Less: accumulated depreciation	(381,533)	(354,166)
Income producing properties, net	$2,746,548	$2,798,965

Capitalized Costs
We capitalized external and internal costs related to development and redevelopment activities of $73.2 million and $1.4 million, respectively, in 2014 and $45.3 million and $1.1 million, respectively, in 2013. We capitalized external and internal costs related to tenant and other property improvements of $30.9 million and $361,000, respectively, in 2014 and $20.8 million and $270,000, respectively, in 2013. We capitalized external and internal costs related to successful leasing activities of $4.5 million and $3.6 million, respectively, in 2014 and $4.8 million and $4.5 million, respectively, in 2013.
4.    Acquisitions
The following table provides a summary of acquisition activity during the year ended December 31, 2014:

Date Purchased	Property Name	City	State	Square Feet /Acres		Purchase Price	Mortgage Assumed
						(In thousands)
November 18, 2014	Westport Office (1)	Westport	CT	4,000		$2,300	$—
July 30, 2014	West Roxbury - land parcel (2)	West Roxbury	MA	1.38	(3)	5,250	—
January 31, 2014	Williamsburg at Dunwoody - Outparcel	Dunwoody	GA	0.14	(3)	350	—
January 23, 2014	Talega Village Center (4)	San Clemente	CA	102,282		22,750	11,353
January 16, 2014	Westwood Shopping Center	Bethesda	MD	101,584		65,012	—
January 16, 2014	Westwood Center II	Bethesda	MD	53,293		15,073	—
Total						$110,735	$11,353
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(2) Property was acquired as part of a litigation settlement with the fee owner of the majority of the parking lot that services one of our shopping centers.
(3) In acres.
(4) Property was acquired through the acquisition of our joint venture partners’ interests in the property. See Note 8 for further discussion.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$93,256	N/A
Land improvements	2,334	9.6
Buildings	18,747	33.5
Tenant improvements	1,230	5.6
In-place lease interests	5,577	10.5
Above-market leases	864	5.2
Leasing commissions	812	21.0
Lease origination costs	109	6.5
Below-market leases	(11,959)	18.4
Above-market debt assumed	(70)	7.8
Other acquired liabilities	(165)	N/A
	$110,735
During the year ended December 31, 2014, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.

In conjunction with the acquisitions of Westwood Shopping Center, Westwood Center II, and the West Roxbury land parcel, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of the properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of the respective acquisition dates. Legal ownership of Westwood Shopping Center, Westwood Center II and the West Roxbury land parcel was transferred to us by the third party intermediaries during the third quarter of 2014.
During the year ended December 31, 2013, we acquired two shopping centers, five of the seven parcels that comprise the Westwood Complex and a land parcel for an aggregate purchase price of $148.2 million, including mortgages assumed of approximately $35.7 million.
During the years ended December 31, 2014, 2013 and 2012, we expensed approximately $1.8 million, $3.3 million and $3.4 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the consolidated statements of operations. The purchase price related to the 2014 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, dispositions and loan repayments.
5.    Dispositions
The following table provides a summary of disposition activity during the year ended December 31, 2014:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
Income producing property sold					(in thousands)
December 19, 2014	Market Place (1)	Norcross	GA	73,686	$6,750
December 5, 2014	Tarpon Heights (1)	Galliano	LA	56,605	1,570
October 16, 2014	Country Club Plaza (1)	Slidell	LA	64,686	3,114
October 16, 2014	Crossing (1)	Slidell	LA	113,989	4,790
October 16, 2014	Boulevard (1)	Lafayette	LA	68,012	4,395
October 1, 2014	Summerlin Square	Fort Myers	FL	97,806	6,350
September 30, 2014	Walden Woods (1)(2)	Plant City	FL	72,950	4,640
September 23, 2014	4101 South I-85 Industrial (1)	Charlotte	NC	188,513	4,500
August 1, 2014	Shoppes of North Port (1)	North Port	FL	84,705	7,000
July 11, 2014	New Smyrna Beach (1)	New Smyrna Beach	FL	118,451	16,000
July 11, 2014	Shoppes at Andros Isle (1)	West Palm Beach	FL	79,420	11,000
July 11, 2014	Mariners Crossing (1)	Spring Hill	FL	97,812	8,540
July 11, 2014	Forest Village (1)	Tallahassee	FL	71,526	7,000
July 11, 2014	Smyth Valley Crossing (1)	Marion	VA	126,841	5,800
June 30, 2014	Riverside Square (1)	Coral Springs	FL	103,241	12,380
June 30, 2014	Oaktree Plaza (1)	North Palm Beach	FL	23,745	4,000
June 17, 2014	Sunpoint Shopping Center (1)	Ruskin	FL	132,374	7,250
April 7, 2014	Salerno Village Square (1)	Stuart	FL	77,677	8,646
March 27, 2014	Daniel Village (1)	Augusta	GA	172,438	10,125
February 27, 2014	Brawley Commons (1)(3)	Charlotte	NC	119,189	5,450
January 15, 2014	Stanley Marketplace	Stanley	NC	53,228	3,875
January 10, 2014	Oak Hill Village	Jacksonville	FL	78,492	6,850
				2,075,386	$150,025
 ______________________________________________
(1) The results of operations for these properties are included in continuing operations in the consolidated statements of operations for all periods presented.
(2) Prior to the sale of the property, we acquired the noncontrolling partners’ interests in the partnership that owned the property for $2.2 million.

(3) The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013. In conjunction with the sale of the property, the lender accepted the proceeds from the sale as full repayment of the loan.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties. Although we expect our pace of disposition activity to slow, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida. While we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
As a result of the adoption of ASU No. 2014-08 on January 1, 2014, the results of operations for 19 of the properties sold during the year ended December 31, 2014 are included in continuing operations in the consolidated statements of operations for all periods presented as they do not qualify as discontinued operations under the amended guidance.
On November 10, 2014, we executed a contract for the sale of a property located in Massachusetts which has a net book value of $18.5 million and is encumbered by a $6.6 million mortgage loan that matures in 2024. The sale is subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the loan. We concluded that our carrying value of the property was recoverable as of December 31, 2014 based on our projected undiscounted cash flows from the property, which considered the low probability of sale. To the extent that the lender does not consent to a potential buyer's assumption of the loan, it is our intention to hold the property. However, if circumstances change which increase the probability of sale, we anticipate that we would recognize an impairment loss of $10.3 million.
Additionally, we have two properties, with a total net book value of $17.7 million as of December 31, 2014, under contract for an estimated gross sales price of $27.1 million. The contracts are in due diligence, and the properties did not meet the criteria to be classified as held for sale. Subsequent to December 31, 2014, one property, which had an aggregate net book value of $5.4 million, met the criteria to be classified as held for sale. We expect to realize a loss of approximately $864,000 in connection with the sale which we anticipate will close during the first quarter of 2015.
Discontinued Operations
The results of operations for three of the properties sold during the year ended December 31, 2014 (Stanley Marketplace, Oak Hill Village and Summerlin Square) are presented as discontinued operations in the consolidated statements of operations for all periods presented as they were classified as held for sale prior to the adoption of ASU No. 2014-08.
During the year ended December 31, 2013, we sold thirty-two properties and four outparcels for an aggregate sales price of $295.2 million. During 2012, we sold four properties and two outparcels for a total sales price of $71.2 million, inclusive of $27.2 million of mortgage debt repaid by the buyer at closing. The results of operations for these properties are presented as discontinued operations in the consolidated statements of operations for all periods presented as they were sold prior to the adoption of ASU No. 2014-08.

The components of income and expense relating to discontinued operations for the years ended December 31, 2014, 2013 and 2012 are shown below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Rental revenue	$157	$16,232	$36,472
COSTS AND EXPENSES:
Property operating expenses	390	6,060	11,195
Depreciation and amortization	—	3,787	8,896
General and administrative expenses	5	24	14
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE OTHER INCOME AND EXPENSE AND TAX	(238)	6,361	16,367
OTHER INCOME AND EXPENSE:
Interest expense	—	(806)	(2,514)
Gain on disposal of income producing properties	3,222	39,587	16,588
Impairment loss	—	(4,976)	(20,532)
Loss on extinguishment of debt	—	(138)	(1,456)
Income tax provision of taxable REIT subsidiaries	(27)	(686)	(477)
Other income	—	352	461
INCOME FROM DISCONTINUED OPERATIONS	2,957	39,694	8,437
Net loss (income) attributable to noncontrolling interests	12	(494)	(26)
INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO EQUITY ONE, INC.	$2,969	$39,200	$8,411

SUPPLEMENTAL INFORMATION:
Additions to income producing properties	—	630	5,357
Increase in deferred leasing costs and lease intangibles	—	611	1,256
Straight-line rent revenue	—	322	754
Amortization of above-market lease intangibles, net	—	446	579
Interest expense included in discontinued operations above includes interest on debt that is to be assumed by the buyer or interest on debt that is required to be repaid as a result of the disposal transaction.

6.    Impairments
The following is a summary of the composition of impairment losses included in the consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Goodwill (1)	$—	$150	$378
Land held for development (2)	2,230	3,085	740
Properties held for use (2)(3)	15,111	2,406	7,791
Properties sold (4)	4,509	—	—
Impairment loss recognized in continuing operations	21,850	5,641	8,909
Goodwill (1)	—	138	147
Properties held for sale (4)	—	4,838	20,385
Impairment loss recognized in discontinued operations	—	4,976	20,532
Total impairment loss	$21,850	$10,617	$29,441
 ______________________________________________
(1) The fair value of each reporting unit, which was estimated using discounted projected future cash flows, was less than its carrying value.
(2) The expected undiscounted probability weighted cash flows of each property was less than its carrying value.
(3) The properties are located in secondary markets for which our anticipated holding periods were reconsidered. Based on an assessment of the plans for each property, it was determined that there was an increased likelihood that holding periods for such properties may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of disposition.
(4) The fair value of each property, which was primarily based on a sales contract, was less than its carrying value.
7.    Accounts and Other Receivables
The following is a summary of the composition of accounts and other receivables included in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Tenants	$13,529	$15,404
Other	1,376	2,287
Allowance for doubtful accounts	(3,046)	(4,819)
Total accounts and other receivables, net	$11,859	$12,872
For the years ended December 31, 2014, 2013 and 2012, we recognized bad debt expense of $97,000, $3.7 million and $900,000, respectively, which is included in property operating expenses in the accompanying consolidated statements of operations. Excluding the reversal of $1.1 million in the allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, we recognized bad debt expense of $1.2 million during the year ended December 31, 2014.

8.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the consolidated balance sheets:

				Investment Balance as of December 31,
Joint Venture (1)	Number of Properties	Location	Ownership	2014	2013
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,629	$12,912
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	10,534	3,480
Madison 2260 Realty LLC	1	NY	8.6%	526	634
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Talega Village Center JV, LLC (3)	1	CA	100.0%	—	2,828
Vernola Marketplace JV, LLC (4)	1	CA	—%	—	6,468
Parnassus Heights Medical Center (5)	1	CA	50.0%	19,256	19,791
Equity One JV Portfolio, LLC (6)	6	FL, MA, NJ	30.0%	44,689	44,237
Total				88,454	91,170
Advances to unconsolidated joint ventures				764	602
Investments in and advances to unconsolidated joint ventures				$89,218	$91,772
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of December 31, 2014 and 2013 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) We purchased our joint venture partners’ interests in January 2014 and now own 100% of this entity. Prior to our acquisition, our effective interest was 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The property held by the joint venture was sold in January 2014. Prior to disposition, our effective interest was 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
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
(6) The investment balance as of December 31, 2014 and 2013 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $11.0 million, $1.6 million and $542,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of operations, totaled approximately $2.2 million, $2.6 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014 and 2013, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $220.5 million and $286.0 million, respectively, of which our aggregate proportionate share was $49.4 million and $72.5 million, respectively. During the years ended December 31, 2014 and 2013, we made investments of $6.9 million in G&I Investment South Florida Portfolio, LLC and $4.1 million in GRI-EQY I, LLC, respectively, in connection with repayments of indebtedness by those joint ventures. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
Equity One/Vestar Joint Ventures
In December 2010, we acquired ownership interests in two properties located in California through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we held a 95% interest, and they were consolidated. Each Equity One/Vestar JV held a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital. The Equity One/Vestar JVs’ ownership interests in the properties were accounted for under the equity method.

In January 2014, we acquired Rockwood Capital's and Vestar’s interests in Talega Village Center JV, LLC, the owner of Talega Village Center, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our consolidated statement of operations for the year ended December 31, 2014.
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
In August 2014, the joint venture acquired a 34,000 square foot retail center in Windermere, Florida for a gross purchase price of $13.0 million. The center is adjacent to the shopping center that was acquired from the same developer in December 2013. The purchase price was funded through partner contributions, of which our proportionate share was $2.0 million, and the origination of a $6.5 million mortgage loan, which bears interest at LIBOR plus a margin of 1.35% and matures in December 2023. In connection with the transaction, the joint venture entered into an interest rate swap which converts the mortgage loan to a fixed interest rate, providing an effective fixed interest rate under the loan of 3.82% per annum, and designated the swap as a qualifying cash flow hedge.
During 2013, the joint venture acquired three newly developed parcels and two shopping centers for a gross purchase price of $95.4 million. The purchases were funded through partner contributions, of which our proportionate share was $17.2 million, and the origination of mortgage loans totaling $40.0 million.
9.    Variable Interest Entities
Our consolidated operating properties as of December 31, 2013 included various Westwood Complex parcels that were owned at the time by various subsidiaries of a Section 1031 like-kind exchange intermediary. The agreements that governed the operation of these entities provided us with the power to direct the activities that most significantly impacted the entities’ economic performance. The entities were deemed VIEs primarily because they did not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investors did not possess the characteristics of a controlling financial interest. Therefore, we concluded that we were the primary beneficiary of the VIEs as a result of our having the power to direct the activities that most significantly impacted their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. Legal ownership of these entities was transferred to us by the qualified intermediary during the first and third quarters of 2014 and, as such, these entities are no longer considered VIEs.
The majority of the operations of these VIEs were funded with cash flows generated from the properties. We did not provide financial support to any of these VIEs that we were not previously contractually required to provide; our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may have experienced.

10.    Loans Receivable
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bore interest at 5.0% per annum and had a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of $140.0 million. The purchase contract contemplated closing dates for the various parcels that comprise the complex that were the earlier of January 15, 2014 or upon the seller’s identification of a property (or properties) which it could purchase with the proceeds from the sale of the parcels. To the extent that the closing dates under the purchase contract occurred prior to January 15, 2014, the parties agreed that the applicable portions of the mortgage loan collateralized by such parcels would be repaid on the respective closing dates. Based on our initial assessment of the structure of the transaction, we determined that the entities that owned the parcels within the complex that we had yet to legally acquire were VIEs and that we were not the primary beneficiary of these entities as we did not have the power to direct the activities that most significantly impacted their economic performance.
In March 2013, we also funded a $12.0 million mezzanine loan to an entity that indirectly owned a portion of the Westwood Complex. The loan was secured by the entity’s indirect ownership interests in the complex, bore interest at 5.0% per annum, and was scheduled to mature on the earlier of June 1, 2013 or our acquisition of certain parcels comprising the complex pursuant to the aforementioned purchase contract. During May 2013, the loan agreement was amended to extend the maturity date to the earlier of January 15, 2014 or our acquisition of the parcels indirectly securing the mezzanine loan. We determined that the borrower was a VIE and that we held a variable interest in the entity through our investment in the loan; however, we concluded that we were not the primary beneficiary of the entity because we did not have the power to direct the activities that most significantly impacted its economic performance.
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
11.    Goodwill
The following table presents goodwill activity during the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,377	$6,527
Impairment	—	(150)
Allocated to property sale	(339)	—
Balance at end of period	$6,038	$6,377

12.    Other Assets
The following is a summary of the composition of other assets included in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Lease intangible assets, net	$106,064	$117,200
Leasing commissions, net	39,141	38,296
Prepaid expenses and other receivables	26,880	26,763
Straight-line rent receivables, net	24,412	21,490
Deferred financing costs, net	9,322	8,347
Deposits and mortgage escrows	6,356	7,763
Furniture, fixtures and equipment, net	3,809	4,406
Fair value of interest rate swaps	681	2,944
Deferred tax asset	2,306	2,390
Total other assets	$218,971	$229,599
In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State’s Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. As of December 31, 2014 and 2013, we have recognized a receivable of $22.0 million and $22.4 million, respectively, which is included in other assets in our consolidated balance sheets with a corresponding reduction to the cost of the project, for the reimbursable costs that will be paid to us subject to statutory deferrals over the next two years.
The following is a summary of the composition of intangible assets and accumulated amortization in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Lease intangible assets:
Above-market leases	$21,322	$21,149
In-place lease interests	124,469	126,219
Below-market ground leases	34,094	34,094
Lease origination costs	3,115	3,426
Lease incentives	7,395	5,853
Total intangibles	190,395	190,741
Accumulated amortization:
Above-market leases	12,435	10,508
In-place lease interests	65,503	57,752
Below-market ground leases	1,394	793
Lease origination costs	2,310	2,402
Lease incentives	2,689	2,086
Total accumulated amortization	84,331	73,541
Lease intangible assets, net	$106,064	$117,200

The following is a summary of amortization expense included in the consolidated statements of operations related to lease intangible assets:

	December 31,
	2014	2013	2012
	(In thousands)
Above-market lease amortization (1)	$2,605	$3,669	$4,129
In-place lease amortization (2)	14,824	14,530	16,642
Below-market ground lease amortization (3)	601	601	191
Lease origination cost amortization (2)	298	338	454
Lease incentive amortization (1)	780	735	593
Total lease intangible asset amortization	$19,108	$19,873	$22,009
___________________________________________
(1) Amounts are recognized as a reduction of minimum rent.
(2) Amounts are included in depreciation and amortization expenses.
(3) Amounts are included in property operating expenses.
As of December 31, 2014, the estimated amortization of lease intangible assets for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$13,700
2016	10,821
2017	8,634
2018	7,265
2019	5,653
13.    Borrowings
Mortgage Notes Payable
The following table is a summary of the mortgage notes payable balances included in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Fixed rate mortgage loans	$311,778	$430,155
Unamortized premium, net	4,500	7,816
Total	$316,278	$437,971
Weighted average interest rate, excluding unamortized premium	6.03%	5.99%
As of December 31, 2014, the net book value of the properties collateralizing the mortgage notes payable totaled $645.9 million.
During the years ended December 31, 2014 and 2013, we prepaid $115.4 million and $24.0 million in mortgage loans with a weighted average interest rate of 5.74% and 6.88%, respectively. We recognized a loss on extinguishment of debt in conjunction with the prepayments of $3.3 million during the year ended December 31, 2014.
In connection with the acquisition of our joint venture partners’ interests in Talega Village Center during January 2014, we assumed a mortgage loan with a principal balance of $11.4 million. The loan bears interest at 5.01% per annum and has a stated maturity date of October 1, 2036; however, both we and the lender have the right to accelerate the maturity date of the loan to October 1, 2021, October 1, 2026 or October 1, 2031.

Included in mortgage notes payable as of December 31, 2013 is a mortgage note payable related to Brawley Commons, a property located in Charlotte, North Carolina. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid as of December 31, 2013. In February 2014, we sold the property to a third party for $5.5 million, and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a net gain on extinguishment of debt of $882,000.
Unsecured Senior Notes
Our outstanding unsecured senior notes payable in the consolidated balance sheets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
5.375% Senior Notes, due 10/15/15	$107,505	$107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998
3.75% Senior Notes, due 11/15/22	300,000	300,000
Total Unsecured Senior Notes	731,136	731,136
Unamortized discount, net	(1,373)	(1,698)
Total	$729,763	$729,438
Weighted average interest rate, excluding unamortized discount	5.02%	5.02%
In November 2012, we redeemed all of our $250.0 million 6.25% unsecured senior notes, which were scheduled to mature in December 2014, at a redemption price equal to the principal amount of the notes and a required make-whole premium of $27.8 million. In connection with the redemption, we recognized a loss on early extinguishment of debt of $29.6 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the senior notes.
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
Unsecured Revolving Credit Facilities
In December 2014, we closed on a new $600.0 million unsecured revolving credit facility which replaced our $575.0 million credit facility. The facility, which serves as our primary credit facility, is with a syndicate of banks and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum depending on the credit ratings of our unsecured senior notes. As of December 31, 2014, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments then in effect, a $75.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $56.9 million multicurrency subfacility. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business and also includes various financial covenants, including maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2014, we had drawn $37.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. As of December 31, 2013, we had drawn $91.0 million against the $575.0 million credit facility, which bore interest at a rate of 1.30% per annum.

We also have a $5.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2014 and 2013. The facility bears interest at LIBOR plus 1.25% per annum and expires on May 7, 2015.
As of December 31, 2014, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $605.0 million, excluding $37.0 million drawn against the facility and outstanding letters of credit with an aggregate face amount of $2.2 million.
Term Loan and Interest Rate Swaps
In December 2014, the terms of the $250.0 million unsecured term loan were amended to reduce the interest margin. The term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our unsecured senior notes. In connection with the interest rate swap discussed below, we have elected and, will continue to elect, the one month LIBOR option, which as of December 31, 2014 resulted in a margin of 1.150%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility. As of December 31, 2014, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The term loan and swap agreements mature on February 13, 2019. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.9 million as an increase to interest expense.
Principal maturities of borrowings, including mortgage notes payable, unsecured senior notes payable, term loan and unsecured revolving credit facilities are as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$133,984
2016	180,630
2017	289,285
2018	98,864
2019	274,244
Thereafter	352,907
Total	$1,329,914
Interest costs incurred, excluding amortization and accretion of discount and premium, were $71.4 million, $74.3 million and $80.5 million in the years ended December 31, 2014, 2013 and 2012, respectively, of which $5.0 million, $2.9 million and $4.7 million, respectively, were capitalized.

14.    Other Liabilities
The following is a summary of the composition of other liabilities included in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Lease intangible liabilities, net	$157,486	$167,777
Prepaid rent	9,607	9,450
Other	307	189
Total other liabilities	$167,400	$177,416
During the year ended December 31, 2014, we recognized a $4.4 million net termination benefit, which is included in minimum rent in the accompanying consolidated statement of operations, in relation to our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing.
In May 2013, we executed a lease amendment with the tenant at our retail condominium at 1175 Third Avenue in New York City, New York, which included the purchase of a significant portion of the below-market leasehold interest held by the tenant under the terms of the original lease agreement. Pursuant to the terms of the amendment, we paid the tenant $25.0 million in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to the market rental rates prevailing at such times. The $25.0 million payment has been reflected as a reduction of the unamortized below-market lease intangible liability we recognized when we acquired the retail condominium, and the remaining portion of the liability is being amortized over the new ten-year base term.
As of December 31, 2014 and 2013, the gross carrying amount of our lease intangible liabilities, which are composed of below-market leases, was $226.8 million and $228.7 million, respectively, and the accumulated amortization was $69.3 million and $60.9 million, respectively.
Included in the consolidated statements of operations as an increase to minimum rent for the years ended December 31, 2014, 2013 and 2012 is $22.3 million, $17.3 million and $17.4 million, respectively, of accretion related to lease intangible liabilities.
As of December 31, 2014, the estimated accretion of lease intangible liabilities for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$14,452
2016	12,975
2017	12,034
2018	11,362
2019	10,120
15.    Income Taxes
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We distributed sufficient taxable income for the year ended December 31, 2014; therefore, we anticipate that no federal income or excise taxes will be incurred. We distributed sufficient taxable income for the years ended December 31, 2013 and 2012; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only material provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2010.
The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
GAAP net income (loss) attributable to Equity One	$48,897	$77,954	$(3,477)
Net (income) loss attributable to taxable REIT subsidiaries	(1,214)	(585)	4,964
GAAP net income from REIT operations	47,683	77,369	1,487
Book/tax differences:
Joint ventures	(2,494)	14,941	4,530
Depreciation	21,856	10,899	7,399
Sale of property	(12,998)	(36,220)	(925)
Exercise of stock options and restricted shares	(3,378)	(398)	6,009
Interest expense	1,908	1,558	3,152
Deferred/prepaid/above and below-market rents, net	(7,922)	(4,363)	(2,388)
Impairment loss	21,620	5,353	21,511
Brownfield tax credits (see Note 12)	9,225	—	—
Amortization	(756)	136	227
Acquisition costs	1,771	2,771	1,941
Other, net	(1,700)	549	(1,583)
Adjusted taxable income (1)	$74,815	$72,595	$41,360
______________________________________________

(1)	Adjusted taxable income subject to 90% dividend requirements.
The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2014	2013	2012
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	68.84%	66.37%	43.72%
Return of capital	28.51%	31.21%	54.10%
Capital gains	2.65%	2.42%	2.18%
Taxable REIT Subsidiaries
We are subject to federal, state and local income taxes on the income from our TRS activities, which include IRT Capital Corporation II (“IRT”), DIM, Southeast US Holdings, B.V. (“Southeast”) and C&C Delaware, Inc. At December 31, 2014, Southeast owned an economic interest in DIM of 98% and in February 2015, it entered into a conditional settlement agreement to acquire the remaining 2.0% interest in DIM which is held by minority shareholders. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no income taxes in the Netherlands.

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
Our total pre-tax income (loss) and income tax (provision) benefit relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S. income (loss) before income taxes	$2,281	$784	$(7,452)
Foreign (loss) income before income taxes	(190)	3	(15)
Total income (loss) before income taxes	2,091	787	(7,467)
Less income tax (provision) benefit:
Current federal and state	10	(69)	72
Deferred federal and state	(887)	(133)	2,431
Total income tax (provision) benefit	(877)	(202)	2,503
Net income (loss) from taxable REIT subsidiaries	$1,214	$585	$(4,964)
Our total pre-tax income (loss) from continuing operations and income tax (provision) benefit from continuing operations included above relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S. income (loss) before income taxes	$2,212	$(1,582)	$(9,161)
Foreign (loss) income before income taxes	(190)	3	(15)
Income (loss) from continuing operations before income taxes	2,022	(1,579)	(9,176)
Less income tax (provision) benefit:
Current federal and state	10	(34)	72
Deferred federal and state	(860)	518	2,908
Total income tax (provision) benefit	(850)	484	2,980
Income (loss) from continuing operations from taxable REIT subsidiaries	$1,172	$(1,095)	$(6,196)
We recorded tax provisions from discontinued operations of $27,000, $686,000 and $477,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The tax provisions relate to taxable income generated by the disposition of properties.

The total income tax (provision) benefit differs from the amount computed by applying the statutory federal income tax rate to net income (loss) before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal (provision) benefit at statutory tax rate (1)	$(708)	$(239)	$2,616
State taxes, net of federal (provision) benefit	(80)	(69)	272
Foreign tax rate differential	(19)	(5)	(7)
Other	(63)	117	(370)
Valuation allowance increase	(7)	(6)	(8)
Total income tax (provision) benefit	$(877)	$(202)	$2,503
 ______________________________________________

(1)	Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.
The income tax (provision) benefit from continuing operations differs from the amount computed by applying the statutory federal income tax rate to net income (loss) before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal (provision) benefit at statutory tax rate (1)	$(681)	$344	$3,044
State taxes, net of federal (provision) benefit	(80)	34	321
Foreign tax rate differential	(19)	(5)	(7)
Other	(63)	117	(370)
Valuation allowance increase	(7)	(6)	(8)
Total income tax (provision) benefit from continuing operations	$(850)	$484	$2,980
 ______________________________________________
(1) Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.
Our deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Disallowed interest	$2,722	$2,842
Net operating loss	3,099	2,996
Other	82	110
Valuation allowance	(164)	(162)
Total deferred tax assets	5,739	5,786
Deferred tax liabilities:
Other real estate investments	(15,439)	(14,133)
Mortgage revaluation	(466)	(748)
Other	(95)	(279)
Total deferred tax liabilities	(16,000)	(15,160)
Net deferred tax liability	$(10,261)	$(9,374)

As of December 31, 2014, the net deferred tax liability of $10.3 million consisted of a $2.3 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $12.6 million deferred tax liability associated with DIM. As of December 31, 2013 the net deferred tax liability of $9.4 million consisted of a $2.4 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and an $11.8 million deferred tax liability associated with DIM.
The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. As of December 31, 2014, IRT had approximately $7.2 million of disallowed interest carry forwards, with a tax value of $2.7 million. This carry forward does not expire. IRT expects to realize the benefits of its net deferred tax asset of approximately $2.3 million as of December 31, 2014, primarily from identified tax planning strategies, as well as projected taxable income. Southeast had a net operating loss carry forward of $650,000 as of December 31, 2014, which begins to expire in 2016. A valuation allowance of $164,000 is provided for this asset. As of December 31, 2014, DIM had federal and state net operating loss carry forwards of approximately $5.2 million and $2.2 million, respectively, which begin to expire in 2027. As of December 31, 2014, IRT had federal and state net operating loss carry forwards of approximately $2.0 million and $1.6 million, respectively, which begin to expire in 2030.
16.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the consolidated balance sheets:

	December 31,
	2014	2013
	(In thousands)
Walden Woods Village, Ltd. (1)	$—	$989
Total redeemable noncontrolling interests	$—	$989

CapCo	$206,145	$206,145
DIM (2)	1,044	1,081
Vestar/EQY Talega LLC (3)	—	147
Vestar/EQY Vernola LLC (4)	—	341
Vestar/EQY Canyon Trails LLC (5)	—	29
Total noncontrolling interests included in total equity	$207,189	$207,743
______________________________________________
(1) This entity owned Walden Woods Shopping Center, which was sold in September 2014. Prior to the sale, we acquired the noncontrolling partners’ interests in Walden Woods Village, Ltd. for $2.2 million.
(2) As of December 31, 2014 and 2013, our ownership interest in DIM was 98.0% and 97.8%, respectively. In February 2015, we entered into a settlement agreement to acquire the remaining 2.0% interest held by minority shareholders, which is subject to various conditions including the approval by the Dutch court.
(3) This entity held our interest in Talega Village Center JV, LLC. We acquired our joint venture partners’ interest in January 2014. See Note 8 for further discussion.
(4) This entity held our interest in Vernola Marketplace JV, LLC. The property held by the joint venture was sold in January 2014.
(5) This entity held our interest in Canyon Trails Towne Center. The property held by the joint venture was sold in December 2013.
Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC. During the years ended December 31, 2014, 2013 and 2012, there were no material effects on the equity attributable to us resulting from changes in our ownership interest in our subsidiaries other than those related to Danbury 6 Associates LLC and Southbury 84 Associates LLC as noted below.

Acquisition of a Controlling Interest in CapCo
On January 4, 2011, we acquired a controlling ownership interest in CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. LIH is a subsidiary of Capital Shopping Centres Group PLC, or CSC, a United Kingdom real estate investment trust. As a result of the transaction, we increased the size of our board of directors by one seat and added David Fischel, a designee of CSC, to our board pursuant to an Equityholders’ Agreement with CSC, LIH and Gazit-Globe, Ltd. ("Gazit"). The results of CapCo’s operations have been included in our consolidated financial statements from the date of acquisition. Upon consolidation, we recorded $206.1 million of noncontrolling interest, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the equity section of our consolidated balance sheet as permanent equity as of December 31, 2014.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 11.4 million Class A Shares in the joint venture, representing an approximate 22% interest in the joint venture, and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture consisting of Class A Shares and Class B Shares. The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in the earnings of CapCo is limited to their right to receive distributions payable on their Class A Shares. These distributions consist of a non-elective distribution equivalent to the dividend paid on our common stock and, if the return on our Class B Shares exceeds a certain threshold, a voluntary residual distribution paid on both Class A Shares and Class B Shares. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statement of operations are limited to distributions made to LIH on its Class A joint venture shares. Considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its Class A joint venture shares are converted into our common stock.
Distributions to LIH for each of the years ended December 31, 2014, 2013 and 2012 were $10.0 million, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.
Acquisition of a Controlling Interest in Danbury 6 Associates and Southbury 84 Associates
In October 2011, we acquired a 60% controlling financial interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC, which owned Danbury Green and Southbury Green, respectively. We determined that we were the primary beneficiary of these entities and, accordingly, consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interests which represented the estimated fair value of the preferred equity interests, which were entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. Because the operating agreements contained certain provisions that would potentially require us to redeem the noncontrolling interests at the balance of the holders' contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements, we initially recorded the $19.0 million of noncontrolling interests associated with these ventures in the mezzanine section of our consolidated balance sheets and reflected such interests at their redemption value at each subsequent balance sheet date. In March 2013, we received formal notice from the noncontrolling interest holders electing to have their interests redeemed (at which time we reclassified the interests to other liabilities as mandatorily redeemable financial instruments pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC) and subsequently acquired their interests for a purchase price of $18.9 million during May 2013.

17.    Stockholders’ Equity and Earnings (Loss) Per Share
During each quarter of 2014, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2014.
In September 2014, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $23.30 per share. In the concurrent private placement, 675,000 shares were purchased by Gazit First Generation LLC, an affiliate of our largest stockholder, Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $104.6 million before expenses. The stock issuance costs and underwriting discounts were approximately $561,000. We used the net proceeds to fund development and redevelopment activities, to repay secured and unsecured debt and for general corporate purposes.
In August 2012, we completed an underwritten public offering and concurrent private placement totaling 4.1 million shares of our common stock at a price to the public and in the private placement of $21.20 per share. In the concurrent private placement, 500,000 shares were purchased by MGN (USA), Inc., an affiliate of Gazit. The offerings generated proceeds to us of approximately $85.6 million. The stock issuance costs and underwriting discounts were approximately $813,000. We used the net proceeds to reduce the outstanding balance under our unsecured revolving credit facility.

Earnings (Loss) per Share
The following summarizes the calculation of basic earnings per share ("EPS") and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating basic EPS:

	Year Ended December 31,
	2014	2013		2012
	(In thousands)
Income (loss) from continuing operations	$58,134	$48,963		$(1,212)
Net income attributable to noncontrolling interests - continuing operations	(12,206)	(10,209)		(10,676)
Income (loss) from continuing operations attributable to Equity One, Inc.	45,928	38,754		(11,888)
Allocation of continuing income to participating securities	(1,759)	(1,045)		(1,082)
Income (loss) from continuing operations available to common stockholders	44,169	37,709		(12,970)

Income from discontinued operations	2,957	39,694		8,437
Net loss (income) attributable to noncontrolling interests - discontinued operations	12	(494)		(26)
Income from discontinued operations available to common stockholders	2,969	39,200		8,411
Net income (loss) available to common stockholders	$47,138	$76,909		$(4,559)

Weighted average shares outstanding – Basic	119,403	117,389		114,233

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.37	$0.32		$(0.11)
Discontinued operations	0.02	0.33		0.07
Earnings (loss) per common share — Basic	$0.39	$0.66	*	$(0.04)
* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating diluted EPS:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) from continuing operations	$58,134	$48,963	$(1,212)
Net income attributable to noncontrolling interests - continuing operations	(12,206)	(10,209)	(10,676)
Income (loss) from continuing operations attributable to Equity One, Inc.	45,928	38,754	(11,888)
Allocation of continuing income to participating securities	(1,759)	(1,045)	(1,082)
Income (loss) from continuing operations available to common stockholders	44,169	37,709	(12,970)

Income from discontinued operations	2,957	39,694	8,437
Net loss (income) attributable to noncontrolling interests - discontinued operations	12	(494)	(26)
Income from discontinued operations available to common stockholders	2,969	39,200	8,411
Net income (loss) available to common stockholders	$47,138	$76,909	$(4,559)

Weighted average shares outstanding – Basic	119,403	117,389	114,233
Stock options using the treasury method	222	288	—
Non-participating restricted stock using the treasury method	40	—	—
Executive Incentive Plan shares using the treasury method	60	94	—
Weighted average shares outstanding – Diluted	119,725	117,771	114,233

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.37	$0.32	$(0.11)
Discontinued operations	0.02	0.33	0.07
Earnings (loss) per common share — Diluted	$0.39	$0.65	$(0.04)
The computation of diluted EPS for the years ended December 31, 2014 and 2013 did not include 532,000 and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $24.12 to $26.66 and $23.52 to $26.66, respectively, because the option prices were greater than the average market price of our common shares during the period. The computation of diluted EPS for the year ended December 31, 2012 did not include 3.5 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $11.59 to $26.66, because their effect would be anti-dilutive.
The computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012 did not include the 11.4 million joint venture units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.
18.    Share-Based Payment Plans
The Equity One Amended and Restated 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of May 2, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2014, 5.8 million shares were available for issuance under the 2000 Plan, as amended.

Options and Restricted Stock
As of December 31, 2014, we had stock options and restricted stock outstanding under the 2000 Plan. The following table provides a summary of stock option activity for 2014:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at the beginning of year	2,985	$21.53
Granted	200	22.87
Exercised	(1,917)	21.09
Forfeited or expired	(60)	23.14
Outstanding at the end of year	1,208	$22.37	4.0	$3,723
Exercisable at the end of year	958	$22.43	2.8	$2,911
The total cash or other consideration received from options exercised during the years ended December 31, 2014, 2013 and 2012 was $40.4 million, $8.7 million and $493,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $4.6 million and $319,000, respectively.
During the year ended December 31, 2014, the fair value of the options granted was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	3.8%
Risk-free interest rate	2.0%
Expected option life	6.3 years
Expected volatility	39.8%
The options were granted with an exercise price equivalent to the current stock price on the grant date. No options were granted during the years ended December 31, 2013 and 2012.
Restricted Stock Grants and Long-Term Incentive Compensation Plan
The following table presents information regarding restricted stock activity during the year ended December 31, 2014:

	Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2014	857	*	$17.37
Granted	187		22.95
Vested	(281)		18.89
Forfeited or cancelled	(583)		7.75
Unvested at December 31, 2014	180		$22.91
 ______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which were subject to performance vesting conditions and were not entitled to vote or receive dividends during the performance period that ended on December 31, 2014. As none of the market conditions were ultimately met, no shares vested in connection with the awards.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2013 and 2012 was $22.40 and $18.85, respectively. Shares of restricted stock granted during the year ended December 31, 2014 are subject to forfeiture and vest over periods from 0 to 5 years. During the year ended December 31, 2014, the total grant-date value of the shares of restricted stock that vested was $5.3 million.
Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Restricted stock expense	$6,818	$5,931	$6,060
Stock option expense	650	465	1,040
Employee stock purchase plan discount	30	18	13
Total equity-based expense	7,498	6,414	7,113
Restricted stock classified as a liability	289	117	51
Total expense	7,787	6,531	7,164
Less amount capitalized	(520)	(358)	(301)
Net share-based compensation expense	$7,267	$6,173	$6,863
As of December 31, 2014, we had $10.8 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our 2000 Plan. This expense is expected to be recognized over a weighted average period of 3.1 years.
Discounts offered to participants under our 2004 Employee Stock Purchase Plan represent the difference between the market value of our stock on the purchase date and the purchase price of shares as provided under the plan.
Employment Related Agreements
Jeffrey Olson
In March 2014, Jeffrey Olson, our former Chief Executive Officer, informed us that he would not be renewing his employment agreement which was set to expire on December 31, 2014. On June 2, 2014, we entered into a Separation of Employment Agreement with Mr. Olson which resulted in a modification of the terms of his outstanding equity awards such that 58,240 shares of restricted stock that were scheduled to vest on December 31, 2014 vested on August 29, 2014 and the post-employment window in which Mr. Olson can exercise his vested stock options was extended from three months to six months. In addition, the service and market conditions related to Mr. Olson’s long-term incentive plan award ("LTIP") that was scheduled to vest on December 31, 2014 were modified such that the award was scheduled to vest on August 29, 2014. However, as none of the market conditions were ultimately met, no shares vested in connection with the LTIP.
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

David Lukes
On April 2, 2014, we entered into an employment agreement with David Lukes, our Chief Executive Officer, which became effective as of May 12, 2014 and has an initial term which ends on May 12, 2018. Mr. Lukes’ employment agreement provides for an annual base salary of $850,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Lukes is eligible for a target performance bonus of 100% of his base salary, except that with respect to the 2014 calendar year, Mr. Lukes will receive an annual bonus of no less than $850,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Lukes was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Lukes also received a signing bonus of $500,000, which is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2014. Mr. Lukes will repay the signing bonus in full in the event he resigns without good reason or is terminated for cause within 12 months of the commencement of his employment.
Upon the commencement of his employment, Mr. Lukes received 200,000 stock options with an exercise price of $22.87 per share that will vest ratably on the first, second, third and fourth anniversaries of the grant date. In addition, Mr. Lukes received 68,956 shares of restricted stock that will vest ratably on the second, third, and fourth anniversaries of the grant date and a LTIP, under which Mr. Lukes’ target award is 156,300 shares of our common stock. The number of shares of stock that will ultimately be issued under the LTIP is based on our performance during the four-year period beginning on the date of Mr. Lukes’ employment. The performance metrics (and their weightings) are based on our absolute total shareholder return ("Absolute TSR") (25%), total shareholder return relative to specified peer companies ("Relative TSR") (25%) and growth in recurring funds from operations per share ("Recurring FFO Growth") (25%). The remaining 25% of Mr. Lukes’ award is discretionary. For each of these four components, Mr. Lukes can earn 50%, 100% or 200% of the 39,075 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Lukes’ continued employment through the end of such period.
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
The Recurring FFO Growth component of Mr. Lukes’ LTIP is considered a performance-based award which is earned subject to future performance measurement. The award was valued at $19.51 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense for this component will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met. No compensation expense will be recognized for the discretionary portion of Mr. Lukes’ LTIP prior to the completion of the performance period.
Chaim Katzman
On June 2, 2014, we entered into a Chairman Compensation Agreement with Chaim Katzman, our Chairman of the Board, which will replace Mr. Katzman’s existing Chairman Compensation Agreement with the Company following the expiration of its term on December 31, 2014. The initial term of the new Chairman Compensation Agreement ends December 31, 2017. Pursuant to the agreement, we granted Mr. Katzman 255,000 shares of restricted stock that will vest as follows: (i) 7,095 shares on January 31, 2015; and (ii) 7,083 shares on the last day of each calendar month beginning February 2015 and ending December 2017. The award was valued at $22.24 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the period from the date of grant to January 2, 2015, at which time Mr. Katzman’s restricted stock is entitled to receive dividends. Compensation expense related to the award will be recognized over the period from June 2014 through December 2017.

Thomas Caputo
On June 25, 2014, we entered into a new employment agreement with Thomas Caputo, our President, which is effective as of January 1, 2015 immediately following the expiration of the current term of Mr. Caputo’s existing employment agreement with the Company and ends on December 31, 2016. Mr. Caputo’s new employment agreement provides for an annual base salary of $750,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Caputo will be eligible for a target performance bonus of 100% of his base salary that will be payable in cash. Pursuant to the agreement, on January 1, 2015, we granted Mr. Caputo 39,370 shares of our restricted common stock, which will fully vest on December 31, 2016 subject to Mr. Caputo then being employed by the Company. Compensation expense related to the award will be recognized over the period from January 2015 through December 2016.
Michael Makinen
On June 25, 2014, we entered into an employment agreement with Michael Makinen to serve as our Chief Operating Officer. The agreement became effective as of July 15, 2014, and the initial term ends on July 15, 2018. Mr. Makinen’s employment agreement provides for an annual base salary of $400,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Makinen is eligible for a target performance bonus of $300,000, except that with respect to the 2014 calendar year, Mr. Makinen will receive an annual bonus of no less than $300,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Makinen was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years.
Upon the commencement of his employment, Mr. Makinen received 5,000 shares of restricted stock that will vest in equal portions on the first and second anniversaries of the grant date and a LTIP, under which Mr. Makinen’s target award is 25,685 shares of our common stock. The number of shares of stock that will ultimately be awarded is based on our performance during the four-year period beginning on the date of Mr. Makinen’s employment. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Makinen’s continued employment through the end of such period.
Mr. Makinen’s LTIP award shares the same performance metrics and weightings as Mr. Lukes’ LTIP award described above. The significant assumptions used to value the Absolute TSR and Relative TSR components of Mr. Makinen’s LTIP include the volatility of our common stock (23.1%), the volatility of the common stock of various peer companies (which ranged from 14.1% to 25.7%), and the risk-free interest rate (1.3%). The aggregate estimated fair value of these components was $253,000, which will be recognized over the four-year performance period. The Recurring FFO Growth component of Mr. Makinen’s LTIP was valued at $20.68 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense for the Recurring FFO Growth component will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met. No compensation expense will be recognized for the discretionary portion of Mr. Makinen’s LTIP prior to the completion of the performance period.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012 were $424,000, $414,000 and $432,000, respectively.
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

19.    Future Minimum Rental Income
Our properties are leased to tenants under operating leases that expire at various dates through the year 2040. Future minimum rents under non-cancelable operating leases as of December 31, 2014, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$238,035
2016	210,951
2017	182,452
2018	158,752
2019	131,519
Thereafter	626,182
Total	$1,547,891
20.    Commitments and Contingencies
As of December 31, 2014, we had provided letters of credit having an aggregate face amount of $2.2 million as additional security for financial and other obligations.
As of December 31, 2014, we had invested an aggregate of approximately $102.6 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $39.0 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $18.9 million, and we expect these funds will be primarily expended in 2015. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2014 will have a material adverse effect on our financial condition, results of operations or cash flows.
Certain of our shopping centers are subject to non-cancelable long-term ground leases that expire at various dates through the year 2076 and in most cases provide for renewal options. In addition, we have non-cancelable operating leases for office space and equipment that expire at various dates through the year 2021. As of December 31, 2014, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$1,784
2016	1,673
2017	1,420
2018	1,406
2019	1,427
Thereafter	36,922
Total	$44,632
During the years ended December 31, 2014, 2013 and 2012, we recognized approximately $1.5 million, $1.4 million and $1.2 million, respectively, of rental expense related to our non-cancelable operating leases.

21.    Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial condition, results of operations or cash flows.
22.    Fair Value Measurements
Recurring Fair Value Measurements
As of December 31, 2014 and 2013, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. The net unrealized (loss) gain on our interest rate swaps was $(3.2) million and $9.9 million for the years ended December 31, 2014 and 2013, respectively, and is included in accumulated other comprehensive (loss) income. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements
Assets:	Total	Level 1	Level 2	Level 3
December 31, 2014	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$681	$—	$681	$—
Classified as a liability in accounts payable and accrued expenses	$952	$—	$952	$—

December 31, 2013
Interest rate derivatives:
Classified as an asset in other assets	$2,944	$—	$2,944	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2014, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive (loss) income was attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of December 31, 2014, none of which were reported in the consolidated statement of operations because they were documented and qualified as hedging instruments.

As of December 31, 2014, we had a long-term incentive plan for two of our executives with components based on our total shareholder return, as well as our total shareholder return versus returns for seven of our peer companies. The fair value of these components was determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as the common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2014:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$22,700	$—	$—	$22,700	(2)	$15,111
Development properties held and used	7,370	—	—	7,370		2,230
Total	$30,070	$—	$—	$30,070		$17,341
____________________________________________
(1) Total losses exclude impairments of $4.5 million recognized related to properties sold during the year ended December 31, 2014, primarily based on sales contracts.
(2) $11.9 million of the total represents the fair value of operating properties as of the date they were impaired during the second quarter of 2014. As of December 31, 2014, the carrying amounts of the properties no longer equaled their fair values.
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
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, typically result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments in unconsolidated joint ventures are classified within Level 3 of the fair value hierarchy.

The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	December 31, 2014		December 31, 2013
	Low	High	Low	High
Overall capitalization rates	8.0%	15.0%	12.5%	15.5%
Discount rates	9.5%	14.5%	10.0%	13.5%
Terminal capitalization rates	8.5%	13.5%	12.5%	12.5%
During the years ended December 31, 2014 and 2013, we recognized $15.1 million and $2.4 million, respectively, of impairment losses on operating properties. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the year ended December 31, 2013, we recognized an impairment loss of $1.3 million on a property held for sale. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract and, therefore, is classified within Level 2 of the fair value hierarchy. During the year ended December 31, 2014, we did not recognize impairment losses on properties held for sale.
During the year ended December 31, 2014, we recognized impairment losses of $2.2 million on land parcels. During the year ended December 31, 2013, we recognized impairment losses of $3.1 million on land parcels. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy.
We also performed annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, resulted from values established by Level 3 valuations. We estimated the fair value of the reporting unit using discounted projected future cash flows, which approximated a current sales price. If the results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value, an impairment was recognized to reduce the carrying value of the goodwill to fair value. During the year ended December 31, 2013, we recognized goodwill impairment losses of $288,000. No goodwill impairment losses were recognized during the year ended December 31, 2014.
23.    Fair Value of Financial Instruments
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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2014 and 2013 was approximately $337.4 million and $461.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $316.3 million and $438.0 million as of December 31, 2014 and 2013, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2014 and 2013 was approximately $772.9 million and $762.6 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.8 million and $729.4 million as of December 31, 2014 and 2013, respectively.

Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2014 and 2013 was approximately $249.8 million and $248.7 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both December 31, 2014 and 2013.
The fair market value calculations of our debt as of December 31, 2014 and 2013 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations used a market rate spread over the risk-free interest rate. This spread was determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate was used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate was subjective in nature, recent market data gathered suggested that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets, and the fair value of the remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our consolidated balance sheet. As of December 31, 2013, the fair value of our interest rate swaps was an asset of $2.9 million, which is included in other assets in our consolidated balance sheet. See Note 22 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests was $989,000 as of December 31, 2013, which approximated fair value as determined by discounted cash flow analyses.

24.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,293	$1,505,455	$1,264,755	$(83)	$2,908,420
Investment in affiliates	2,760,512	—	—	(2,760,512)	—
Other assets	225,509	97,860	840,614	(810,178)	353,805
TOTAL ASSETS	$3,124,314	$1,603,315	$2,105,369	$(3,570,773)	$3,262,225
LIABILITIES
Total notes payable	$1,616,764	$122,580	$354,297	$(760,600)	$1,333,041
Other liabilities	24,130	104,920	159,186	(49,661)	238,575
TOTAL LIABILITIES	1,640,894	227,500	513,483	(810,261)	1,571,616
EQUITY	1,483,420	1,375,815	1,591,886	(2,760,512)	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,124,314	$1,603,315	$2,105,369	$(3,570,773)	$3,262,225

Condensed Consolidating Balance Sheet As of December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$178,797	$1,477,463	$1,260,706	$(133)	$2,916,833
Investment in affiliates	2,679,588	—	—	(2,679,588)	—
Other assets	230,215	97,553	913,390	(803,332)	437,826
TOTAL ASSETS	$3,088,600	$1,575,016	$2,174,096	$(3,483,053)	$3,354,659
LIABILITIES
Total notes payable	$1,670,438	$152,571	$446,000	$(760,600)	$1,508,409
Other liabilities	22,979	100,921	161,300	(42,865)	242,335
TOTAL LIABILITIES	1,693,417	253,492	607,300	(803,465)	1,750,744
REDEEMABLE NONCONTROLLING INTERESTS	—	—	989	—	989
EQUITY	1,395,183	1,321,524	1,565,807	(2,679,588)	1,602,926
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,088,600	$1,575,016	$2,174,096	$(3,483,053)	$3,354,659

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2014	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$23,897	$189,544	$139,813	$(69)	$353,185
Equity in subsidiaries’ earnings	158,825	—	—	(158,825)	—
Total costs and expenses	50,548	98,641	83,859	(1,036)	232,012
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	132,174	90,903	55,954	(157,858)	121,173
Other income and (expense)	(83,650)	(11,885)	35,164	(1,818)	(62,189)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	48,524	79,018	91,118	(159,676)	58,984
Income tax provision of taxable REIT subsidiaries	—	(84)	(766)	—	(850)
INCOME FROM CONTINUING OPERATIONS	48,524	78,934	90,352	(159,676)	58,134
(Loss) income from discontinued operations	(19)	3,040	(72)	8	2,957
NET INCOME	48,505	81,974	90,280	(159,668)	61,091
Other comprehensive loss	(3,151)	—	(392)	—	(3,543)
COMPREHENSIVE INCOME	45,354	81,974	89,888	(159,668)	57,548
Comprehensive income attributable to noncontrolling interests	—	—	(12,194)	—	(12,194)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$45,354	$81,974	$77,694	$(159,668)	$45,354

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2013	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,378	$176,068	$130,065	$—	$332,511
Equity in subsidiaries’ earnings	177,773	—	—	(177,773)	—
Total costs and expenses	44,282	95,501	77,162	(518)	216,427
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	159,869	80,567	52,903	(177,255)	116,084
Other income and (expense)	(86,052)	(9,688)	29,659	(1,524)	(67,605)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	73,817	70,879	82,562	(178,779)	48,479
Income tax benefit of taxable REIT subsidiaries	193	74	217	—	484
INCOME FROM CONTINUING OPERATIONS	74,010	70,953	82,779	(178,779)	48,963
Income from discontinued operations	4,112	30,498	4,668	416	39,694
NET INCOME	78,122	101,451	87,447	(178,363)	88,657
Other comprehensive income	9,961	—	168	—	10,129
COMPREHENSIVE INCOME	88,083	101,451	87,615	(178,363)	98,786
Comprehensive income attributable to noncontrolling interests	—	(193)	(10,510)	—	(10,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$88,083	$101,258	$77,105	$(178,363)	$88,083

Condensed Consolidating Statement of Comprehensive (Loss) Income for the year ended December 31, 2012	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,367	$156,634	$118,420	$(388)	$301,033
Equity in subsidiaries’ earnings	121,105	—	—	(121,105)	—
Total costs and expenses	45,422	83,757	72,668	12	201,859
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	102,050	72,877	45,752	(121,505)	99,174
Other income and (expense)	(108,431)	(6,450)	12,381	(866)	(103,366)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(6,381)	66,427	58,133	(122,371)	(4,192)
Income tax benefit of taxable REIT subsidiaries	—	97	2,883	—	2,980
(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,381)	66,524	61,016	(122,371)	(1,212)
Income (loss) from discontinued operations	3,363	(9,001)	13,058	1,017	8,437
NET (LOSS) INCOME	(3,018)	57,523	74,074	(121,354)	7,225
Other comprehensive (loss) income	(6,890)	—	459	—	(6,431)
COMPREHENSIVE (LOSS) INCOME	(9,908)	57,523	74,533	(121,354)	794
Comprehensive income attributable to noncontrolling interests	—	(839)	(9,863)	—	(10,702)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(9,908)	$56,684	$64,670	$(121,354)	$(9,908)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(93,893)	$121,436	$116,552	$144,095
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(13,097)	(93,447)
Additions to income producing properties	(1,360)	(9,309)	(8,707)	(19,376)
Additions to construction in progress	(5,420)	(58,312)	(13,363)	(77,095)
Deposits for the acquisition of income producing properties	(50)	—	—	(50)
Proceeds from sale of real estate and rental properties	41,730	76,328	27,412	145,470
Decrease in cash held in escrow	10,662	—	—	10,662
Increase in deferred leasing costs and lease intangibles	(655)	(3,487)	(3,298)	(7,440)
Investment in joint ventures	—	—	(9,028)	(9,028)
Advances to joint ventures	—	—	(154)	(154)
Distributions from joint ventures	—	—	16,394	16,394
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	72,065	(16,658)	(55,407)	—
Net cash provided by (used in) investing activities	116,972	(91,788)	1,278	26,462
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(29,648)	(102,916)	(132,564)
Net repayments under revolving credit facilities	(54,000)	—	—	(54,000)
Payment of deferred financing costs	(3,638)	—	—	(3,638)
Proceeds from issuance of common stock	145,447	—	—	145,447
Repurchase of common stock	(1,752)	—	—	(1,752)
Stock issuance costs	(591)	—	—	(591)
Dividends paid to stockholders	(106,659)	—	—	(106,659)
Purchase of noncontrolling interests	—	—	(2,952)	(2,952)
Distributions to noncontrolling interests	—	—	(11,962)	(11,962)
Net cash used in financing activities	(21,193)	(29,648)	(117,830)	(168,671)
Net increase in cash and cash equivalents	1,886	—	—	1,886
Cash and cash equivalents at beginning of the year	25,583	—	—	25,583
Cash and cash equivalents at end of the year	$27,469	$—	$—	$27,469

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(82,023)	$116,610	$98,155	$132,742
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(60,000)	(49,449)	(109,449)
Additions to income producing properties	(1,636)	(7,248)	(4,777)	(13,661)
Acquisition of land held for development	—	(3,000)	—	(3,000)
Additions to construction in progress	(731)	(39,152)	(14,122)	(54,005)
Deposits for the acquisition of income producing properties	(75)	—	—	(75)
Proceeds from sale of real estate and rental properties	85,602	156,637	44,272	286,511
Increase in cash held in escrow	(10,662)	—	—	(10,662)
Purchase of below-market leasehold interest	—	(25,000)	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(1,283)	(4,796)	(3,187)	(9,266)
Investment in joint ventures	—	—	(30,401)	(30,401)
Repayments of advances to joint ventures	—	—	5	5
Distributions from joint ventures	—	—	12,576	12,576
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	91,474	91,474
Repayments from subsidiaries, net	189,418	(107,772)	(81,646)	—
Net cash provided by (used in) investing activities	260,633	(90,331)	(47,255)	123,047
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,578)	(26,279)	(18,422)	(48,279)
Net repayments under revolving credit facilities	(81,000)	—	—	(81,000)
Proceeds from issuance of common stock	8,898	—	—	8,898
Repurchase of common stock	(388)	—	—	(388)
Stock issuance costs	(96)	—	—	(96)
Dividends paid to stockholders	(104,279)	—	—	(104,279)
Purchase of noncontrolling interests	—	—	(18,972)	(18,972)
Distributions to noncontrolling interests	—	—	(10,038)	(10,038)
Distributions to redeemable noncontrolling interests	—	—	(3,468)	(3,468)
Net cash used in financing activities	(180,443)	(26,279)	(50,900)	(257,622)
Net decrease in cash and cash equivalents	(1,833)	—	—	(1,833)
Cash and cash equivalents at beginning of the year	27,416	—	—	27,416
Cash and cash equivalents at end of the year	$25,583	$—	$—	$25,583

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In Thousands)
Net cash (used in) provided by operating activities	$(126,523)	$112,397	$167,345	$153,219
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(73,235)	(170,314)	(243,549)
Additions to income producing properties	(4,853)	(12,473)	(2,849)	(20,175)
Acquisition of land held for development	—	(9,505)	—	(9,505)
Additions to construction in progress	(682)	(63,697)	(764)	(65,143)
Proceeds from sale of real estate and rental properties	1,417	15,342	25,235	41,994
Decrease in cash held in escrow	90,846	—	746	91,592
Increase in deferred leasing costs and lease intangibles	(1,739)	(3,386)	(2,044)	(7,169)
Investment in joint ventures	—	—	(26,392)	(26,392)
Repayments of advances to joint ventures	—	—	517	517
Distributions from joint ventures	—	—	567	567
Investment in loans receivable	—	—	(114,258)	(114,258)
Repayment of loans receivable	—	—	19,258	19,258
Advances to subsidiaries, net	(208,037)	52,400	155,637	—
Net cash used in investing activities	(123,048)	(94,554)	(114,661)	(332,263)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(6,585)	(17,843)	(41,745)	(66,173)
Net borrowings under revolving credit facilities	34,000	—	—	34,000
Proceeds from senior debt borrowings	296,823	—	—	296,823
Repayment of senior debt borrowings	(287,840)	—	—	(287,840)
Borrowings under term loan	250,000	—	—	250,000
Payment of deferred financing costs	(3,251)	—	—	(3,251)
Proceeds from issuance of common stock	86,778	—	—	86,778
Repurchase of common stock	(940)	—	—	(940)
Stock issuance costs	(883)	—	—	(883)
Dividends paid to stockholders	(102,078)	—	—	(102,078)
Distributions to noncontrolling interests	—	—	(9,995)	(9,995)
Distributions to redeemable noncontrolling interests	—	—	(944)	(944)
Net cash provided by (used in) financing activities	266,024	(17,843)	(52,684)	195,497
Net increase in cash and cash equivalents	16,453	—	—	16,453
Cash and cash equivalents at beginning of the year	10,963	—	—	10,963
Cash and cash equivalents at end of the year	$27,416	$—	$—	$27,416

25.    Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (2)
2014	(In thousands, except per share data)
Total revenue	$92,697	$87,567	$86,377	$86,544
Income from continuing operations (1)	$27,911	$76	$20,897	$9,250
Net income	$30,975	$99	$20,801	$9,216
Net income (loss) attributable to Equity One, Inc.	$26,276	$(2,411)	$18,307	$6,725
Basic per share data
Income (loss) from continuing operations	$0.20	$(0.02)	$0.14	$0.05
Net income (loss)	$0.22	$(0.02)	$0.14	$0.05
Diluted per share data
Income (loss) from continuing operations	$0.20	$(0.02)	$0.14	$0.05
Net income (loss)	$0.22	$(0.02)	$0.14	$0.05
_______________________________________________

(1)	Reclassified to reflect the presentation of gain on sale of operating properties within continuing operations.

(2)	During the second and fourth quarters of 2014, we recognized impairment losses of $13.9 million and $8.0 million, respectively. See Note 6 for further discussion of impairments.

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2013	(In thousands, except per share data)
Total revenue	$81,429	$81,736	$82,723	$86,623
Income from continuing operations	$13,929	$10,145	$14,611	$10,278
Net income	$27,291	$36,177	$13,051	$12,138
Net income attributable to Equity One, Inc.	$24,593	$33,638	$10,571	$9,152
Basic per share data
Income from continuing operations	$0.09	$0.06	$0.10	$0.06
Net income	$0.21	$0.28	$0.09	$0.08
Diluted per share data
Income from continuing operations	$0.09	$0.06	$0.10	$0.06
Net income	$0.21	$0.28	$0.09	$0.08
_______________________________________________

(1)	Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.
26.    Related Parties
Refer to Note 17 for a discussion of the private placements to Gazit First Generation LLC during 2014 and to MGN (USA), Inc., during 2012, affiliates of our largest stockholder, Gazit.
We received rental income from affiliates of Gazit of approximately $240,000, $246,000 and $339,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
General and administrative expenses incurred by us on behalf of Gazit, which are reimbursed, totaled approximately $958,000, $1.2 million and $758,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $303,000 and $283,000 as of December 31, 2014 and 2013, respectively.
We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $271,000, $111,000 and $243,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

27.    Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2014 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements and have also included such events in the footnotes herein.
In October 2014, Mark Langer, our Executive Vice President and Chief Financial Officer, informed us that he would not renew his employment agreement which expires on June 30, 2015. On January 26, 2015, we entered into a four-year employment agreement with Matthew Ostrower to serve as our next Chief Financial Officer upon Mr. Langer's departure. Mr. Ostrower’s employment agreement provides for an annual base salary of $500,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Ostrower is eligible for an annual target performance bonus of $400,000. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Ostrower will also be reimbursed up to $30,000 for expenses incurred in relocating to New York in connection with his employment.
Upon the commencement of his employment, Mr. Ostrower will receive 22,189 shares of restricted stock that will vest ratably on the first, second, third, and fourth anniversaries of the grant date and a long-term incentive plan award ("LTIP"), under which Mr. Ostrower’s target award will be 44,379 shares of our common stock. The number of shares of stock that will ultimately be awarded will be based on our performance during the four-year period beginning on the date of Mr. Ostrower’s employment. The performance metrics (and their weightings) are absolute total shareholder return (25%), total shareholder return relative to peer companies (25%) and growth in recurring funds from operations per share (25%). The remaining 25% of Mr. Ostrower’s award is discretionary. For each of these four components, Mr. Ostrower can earn 50%, 100% or 200% of the portion of the 44,379 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Ostrower’s continued employment through the end of such period. The shares will not participate in dividends, will possess no voting rights and will be excluded from our restricted share count during the performance period.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts		Deductions	Balance at end of period
	(In thousands)
Year Ended December 31, 2014:
Allowance for doubtful accounts	$4,819	$1,032	$(1,059)	(1)	$(1,746)	$3,046
Allowance for deferred tax asset	162	2	—		—	164
Year Ended December 31, 2013:
Allowance for doubtful accounts	3,182	3,736	—		(2,099)	4,819
Allowance for deferred tax asset	213	—	—		(51)	162
Year Ended December 31, 2012:
Allowance for doubtful accounts	5,265	979	—		(3,062)	3,182
Allowance for deferred tax asset	205	8	—		—	213
(1) Represents the reversal of certain historical real estate tax billings for which a settlement was reached with the tenants.
Note: Amounts above include those amounts recorded in discontinued operations.

SCHEDULE III
Equity One, Inc.
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(In thousands)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
90-30 Metropolitan	NY	$—	$5,105	$21,378	$952	$5,105	$22,330	$27,435	$(1,845)	2007	9/1/2011
101 7th Avenue	NY	—	21,699	40,518	3,753	21,699	44,271	65,970	(2,465)	1930	5/16/2011
200 Potrero	CA	—	4,778	1,469	384	4,778	1,853	6,631	(231)	1928	12/27/2012
1175 Third Avenue	NY	6,512	28,282	22,115	(377)	28,070	21,950	50,020	(1,954)	1995	9/22/2010
1225-1239 Second Avenue	NY	16,245	14,253	11,288	44	14,274	11,311	25,585	(545)	1963	10/5/2012
5335 CITGO	MD	—	6,203	103	—	6,203	103	6,306	(34)	1958	9/5/2013
5471 CITGO	MD	—	4,107	78	—	4,107	78	4,185	(26)	1959	9/5/2013
Alafaya Commons	FL	—	6,858	10,720	1,645	6,858	12,365	19,223	(2,365)	1987	2/12/2003
Alafaya Village	FL	—	1,444	4,967	162	1,444	5,129	6,573	(1,205)	1986	4/20/2006
Ambassador Row	LA	—	3,880	10,570	2,566	3,880	13,136	17,016	(3,841)	1980	2/12/2003
Ambassador Row Courtyard	LA	—	3,110	9,208	3,004	3,110	12,212	15,322	(3,428)	1986	2/12/2003
Antioch Land	CA	—	7,060	—	(3,290)	3,770	—	3,770	—	n/a	1/4/2011
Atlantic Village	FL	—	1,190	4,760	6,117	1,190	10,877	12,067	(3,442)	1984	6/30/1995
Aventura Square (2)	FL	22,599	46,811	17,851	2,102	45,855	20,909	66,764	(2,252)	1991	10/5/2011
Banco Popular Office Building	FL	—	3,363	1,566	567	3,363	2,133	5,496	(629)	1971	9/27/2005
Beauclerc Village	FL	—	651	2,242	1,590	651	3,832	4,483	(2,314)	1962	5/15/1998
Bird Ludlum	FL	—	4,088	16,318	3,225	4,088	19,543	23,631	(9,111)	1988	8/11/1994
Bluebonnet Village	LA	—	2,290	4,168	2,191	2,290	6,359	8,649	(2,005)	1983	2/12/2003
Bluffs Square	FL	—	3,232	9,917	689	3,232	10,606	13,838	(4,659)	1986	8/15/2000
Boca Village Square	FL	—	3,385	10,174	4,835	4,620	13,774	18,394	(2,227)	1978	8/15/2000
Bowlmor Lanes	MD	—	12,128	863	—	12,128	863	12,991	(147)	1960	5/7/2013
Boynton Plaza	FL	—	2,943	9,100	3,531	2,943	12,631	15,574	(2,259)	1978	8/15/2000
BridgeMill	GA	6,846	8,593	6,310	728	8,593	7,038	15,631	(2,341)	2000	11/13/2003
Broadway Plaza	NY	—	7,500	—	40,992	9,002	39,490	48,492	(346)	2014	6/8/2012
Broadway Outparcels	NY	—	2,000	—	5,355	2,000	5,355	7,355	—	n/a	10/1/2012
Brookside Plaza	CT	—	2,291	26,260	7,987	2,291	34,247	36,538	(8,899)	1985	1/12/2006
Buckhead Station	GA	—	27,138	45,277	1,905	27,138	47,182	74,320	(10,398)	1996	3/9/2007
Cambridge Star Market	MA	—	11,358	13,854	—	11,358	13,854	25,212	(3,805)	1953	10/7/2004
Cashmere Corners	FL	—	1,947	5,707	17	1,947	5,724	7,671	(1,958)	2001	8/15/2000
Centre Pointe Plaza	NC	—	2,081	4,411	1,369	2,081	5,780	7,861	(1,904)	1989	2/12/2003
Chapel Trail	FL	—	3,641	5,777	3,011	3,641	8,788	12,429	(2,767)	2007	5/10/2006
Charlotte Square	FL	—	4,155	4,414	622	4,155	5,036	9,191	(1,436)	1980	2/12/2003
Chastain Square	GA	—	10,689	5,937	961	10,689	6,898	17,587	(2,052)	1981	2/12/2003
Circle Center West	CA	—	10,800	10,340	936	10,800	11,276	22,076	(1,576)	1989	3/15/2011
Clocktower Plaza	NY	—	25,184	19,462	30	25,184	19,492	44,676	(1,610)	1985	9/28/2012
Compo Acres	CT	—	18,305	12,195	2,942	18,305	15,137	33,442	(1,188)	1960	3/1/2012
Copps Hill	CT	16,694	14,146	24,626	109	14,146	24,735	38,881	(4,530)	2002	3/31/2010
Coral Reef Shopping Center	FL	—	16,464	4,376	1,619	17,517	4,942	22,459	(1,153)	1968	9/1/2006
Countryside Shops	FL	—	11,343	13,853	4,009	11,343	17,862	29,205	(5,087)	1986	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Crossroads Square	FL	$—	$3,592	$4,401	$7,516	$3,520	$11,989	$15,509	$(3,367)	1973	8/15/2000
Culver Center	CA	64,000	74,868	59,958	4,974	75,214	64,586	139,800	(5,410)	1950	11/16/2011
Danbury Green	CT	24,700	17,547	21,560	8,479	18,143	29,443	47,586	(4,357)	2006	10/27/2011
Darinor Plaza	CT	—	—	16,991	162	—	17,153	17,153	(2,081)	1978	8/28/2012
El Novillo	FL	—	250	1,000	158	250	1,158	1,408	(490)	1970	4/30/1998
Elmwood Oaks	LA	—	4,088	8,221	842	4,088	9,063	13,151	(2,912)	1989	2/12/2003
Ft. Caroline	FL	—	701	2,800	1,791	700	4,592	5,292	(1,782)	1985	1/24/1994
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(1,054)	1991	3/19/2010
Glengary Shoppes	FL	15,521	7,488	13,969	405	7,488	14,374	21,862	(2,535)	1995	12/31/2008
Greenwood	FL	—	4,117	10,295	3,686	4,117	13,981	18,098	(4,097)	1982	2/12/2003
Hairston Center	GA	—	1,644	642	(1,940)	134	212	346	(159)	2000	8/25/2005
Hammocks Town Center	FL	—	16,856	11,392	700	16,856	12,092	28,948	(2,056)	1987	12/31/2008
Hampton Oaks	GA	—	835	—	1,813	1,171	1,477	2,648	(377)	2009	11/30/2006
Homestead	FL	—	1,170	—	230	1,170	230	1,400	(9)	n/a	11/8/2004
Jonathan’s Landing	FL	—	1,146	3,442	583	1,146	4,025	5,171	(1,475)	1997	8/15/2000
Kirkman Shoppes	FL	—	6,222	9,714	4,761	6,904	13,793	20,697	(3,007)	1973	8/15/2000
Lago Mar	FL	—	4,216	6,609	1,820	4,216	8,429	12,645	(2,453)	1995	2/12/2003
Lake Mary Centre	FL	—	7,092	13,878	15,223	7,092	29,101	36,193	(9,347)	1988	11/9/1995
Lantana Village	FL	—	1,350	7,978	954	1,350	8,932	10,282	(3,594)	1976	1/6/1998
Magnolia Shoppes	FL	13,292	7,176	10,886	1,051	7,176	11,937	19,113	(2,108)	1998	12/31/2008
Mandarin Landing	FL	—	4,443	4,747	11,358	4,443	16,105	20,548	(5,596)	1976	12/10/1999
Marketplace Shopping Center	CA	—	8,727	22,188	2,671	8,737	24,849	33,586	(2,778)	1990	1/4/2011
McAlpin Square	GA	—	3,536	6,963	462	3,536	7,425	10,961	(2,161)	1979	2/12/2003
Medford Shaw's Supermarket	MA	—	7,750	11,390	(5,537)	7,750	5,853	13,603	(3,125)	1995	10/7/2004
Old Kings Commons	FL	—	1,420	5,005	1,018	1,420	6,023	7,443	(1,727)	1988	2/12/2003
Pablo Plaza	FL	—	5,327	12,676	368	5,424	12,947	18,371	(2,838)	1973	8/31/2010
Park Promenade	FL	—	2,670	6,444	(1,414)	1,893	5,807	7,700	(2,629)	1987	1/31/1999
Pavilion	FL	—	10,827	11,299	7,334	10,827	18,633	29,460	(5,220)	1982	2/4/2004
Piedmont Peachtree Crossing	GA	—	34,338	17,992	925	34,338	18,917	53,255	(4,572)	1978	3/6/2006
Pine Island	FL	—	8,557	12,860	3,041	8,557	15,901	24,458	(5,931)	1999	8/26/1999
Pine Ridge Square	FL	—	6,528	9,850	6,976	6,649	16,705	23,354	(4,245)	1986	2/12/2003
Plaza Acadienne	LA	—	2,108	168	(1,005)	921	350	1,271	(120)	1980	2/12/2003
Plaza Escuela	CA	—	10,041	63,038	3,445	10,041	66,483	76,524	(5,522)	2002	1/4/2011
Pleasanton Plaza	CA	19,634	19,390	20,197	100	19,390	20,297	39,687	(1,025)	1981	10/25/2013
Plymouth Shaw's Supermarket	MA	—	4,917	12,198	1	4,917	12,199	17,116	(3,344)	1993	10/7/2004
Point Royale	FL	—	3,720	5,005	5,361	4,926	9,160	14,086	(3,513)	1970	7/27/1995
Post Road Plaza	CT	—	9,807	2,707	68	9,807	2,775	12,582	(394)	1978	3/1/2012
Potrero	CA	—	48,594	74,701	764	48,594	75,465	124,059	(6,210)	1968	3/1/2012
Prosperity Centre	FL	—	6,015	13,838	1,438	6,015	15,276	21,291	(5,697)	1993	8/15/2000
Quincy Star Market	MA	—	6,121	18,445	7	6,121	18,452	24,573	(5,082)	1965	10/7/2004
Ralph’s Circle Center	CA	—	9,833	5,856	940	9,833	6,796	16,629	(1,100)	1983	7/14/2011
Ridge Plaza	FL	—	3,905	7,450	1,951	3,898	9,408	13,306	(3,699)	1984	8/15/2000
River Green Land	GA	—	2,587	—	(1,087)	1,500	—	1,500	—	n/a	9/27/2005
Riverview Shopping Center	NC	—	2,202	4,745	2,167	2,202	6,912	9,114	(1,979)	1973	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ryanwood	FL	$—	$2,281	$6,880	$1,015	$2,613	$7,563	$10,176	$(2,493)	1987	8/15/2000
Salerno Village	FL	—	166	—	125	166	125	291	(29)	1900	1/1/1900
Sawgrass Promenade	FL	—	3,280	9,351	2,646	3,280	11,997	15,277	(5,090)	1982	8/15/2000
Serramonte Shopping Center	CA	—	81,049	119,765	33,275	82,824	151,265	234,089	(20,577)	1968	1/4/2011
Sheridan Plaza	FL	59,449	38,888	36,241	6,532	38,888	42,773	81,661	(13,342)	1973	7/14/2003
Sherwood South	LA	—	746	2,412	1,082	746	3,494	4,240	(1,299)	1972	2/12/2003
Shoppes of Oakbrook (2)	FL	—	7,706	16,079	4,208	7,706	20,287	27,993	(7,024)	1974	8/15/2000
Shoppes of Silverlakes	FL	—	10,306	10,131	2,760	10,306	12,891	23,197	(3,798)	1995	2/12/2003
Shops at Skylake	FL	—	15,226	7,206	25,716	15,226	32,922	48,148	(10,114)	1999	8/19/1997
Shops at St. Lucie	FL	—	790	3,082	983	790	4,065	4,855	(932)	2006	8/15/2000
Siegen Village	LA	—	4,329	9,691	8	4,329	9,699	14,028	(2,856)	1988	2/12/2003
South Beach	FL	—	9,545	19,228	7,970	9,662	27,081	36,743	(7,896)	1990	2/12/2003
South Point Center	FL	—	7,142	7,098	76	7,142	7,174	14,316	(1,521)	2003	12/8/2006
Southbury Green	CT	—	18,483	31,857	5,483	18,744	37,079	55,823	(4,172)	1997	10/27/2011
St. Lucie Land	FL	—	7,728	—	(4,128)	3,600	—	3,600	—	n/a	11/27/2006
Summerlin Square	FL	—	2,187	7,989	(9,101)	366	709	1,075	(294)	1986	6/10/1998
Sunlake	FL	—	9,861	—	25,974	35,738	97	35,835	(3,077)	2010	2/1/2005
Swampscott Whole Foods	MA	—	5,139	6,539	—	5,139	6,539	11,678	(1,787)	1967	10/7/2004
Talega Village Center	CA	11,080	14,273	9,266	474	14,273	9,740	24,013	(371)	2007	1/23/2014
Tamarac Town Square	FL	—	4,742	5,610	1,707	4,643	7,416	12,059	(2,237)	1987	2/12/2003
TD Bank Skylake	FL	—	2,041	—	453	2,064	430	2,494	(38)	n/a	12/17/2009
The Gallery at Westbury	NY	—	27,481	3,537	86,564	40,031	77,551	117,582	(7,854)	2012	11/16/2009
The Village Center	CT	15,234	18,284	36,021	408	19,419	35,294	54,713	(1,207)	1973	10/23/2013
Thomasville Commons	NC	—	1,212	4,567	1,851	1,212	6,418	7,630	(1,934)	1991	2/12/2003
Town & Country	FL	—	2,503	4,397	458	2,354	5,004	7,358	(1,646)	1993	2/12/2003
Treasure Coast (2)	FL	—	1,359	9,728	2,034	1,359	11,762	13,121	(3,201)	1983	2/12/2003
Unigold Shopping Center	FL	—	4,304	6,413	2,038	4,304	8,451	12,755	(2,550)	1987	2/12/2003
Union City Commons Land	GA	—	8,084	—	(5,684)	2,400	—	2,400	—	n/a	6/22/2006
Von's Circle Center	CA	9,867	18,219	18,909	3,098	18,274	21,952	40,226	(2,931)	1972	3/16/2011
Waterstone	FL	—	1,422	7,508	671	1,422	8,179	9,601	(1,907)	2005	4/10/1992
Webster Plaza	MA	6,568	5,033	14,465	2,447	5,033	16,912	21,945	(3,659)	1963	10/12/2006
Wesley Chapel	GA	—	6,389	4,311	(403)	3,514	6,783	10,297	(3,904)	1989	2/12/2003
West Bird	FL	—	5,280	12,539	494	5,280	13,033	18,313	(2,206)	1977	8/31/2010
West Lake Plaza	FL	—	2,141	5,789	757	2,141	6,546	8,687	(2,998)	1984	11/6/1996
West Roxbury Shaw's Plaza	MA	—	14,457	13,588	1,996	14,496	15,545	30,041	(4,271)	1973	10/7/2004
Westbury Plaza	NY	—	37,853	58,273	10,701	40,843	65,984	106,827	(10,324)	1993	10/29/2009
Westport Office	CT	—	995	1,214	—	995	1,214	2,209	(6)	1984	11/18/2014
Westport Outparcels	FL	—	1,347	1,010	79	1,347	1,089	2,436	(211)	1990	9/14/2006
Westport Plaza	FL	3,537	4,180	3,446	324	4,180	3,770	7,950	(1,047)	2002	12/17/2004
Westwood - Manor Care	MD	—	6,397	6,747	—	6,397	6,747	13,144	(310)	1976	9/5/2013
Westwood Center II	MD	—	11,205	3,655	58	11,205	3,713	14,918	(196)	1982	1/16/2014
Westwood Shopping Center	MD	—	61,183	8,175	842	61,183	9,017	70,200	(511)	1959	1/16/2014

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Westwood Towers	MD	$—	$14,112	$17,088	$81	$14,112	$17,169	$31,281		$(1,405)	1968	6/5/2013
Williamsburg at Dunwoody	GA	—	4,697	3,615	1,381	4,697	4,996	9,693		(1,402)	1983	2/12/2003
Willows Shopping Center	CA	—	20,999	38,007	11,486	21,072	49,420	70,492		(5,713)	1977	1/4/2011
Young Circle	FL	—	13,409	8,895	489	13,409	9,384	22,793		(2,332)	1962	5/19/2005
Corporate	FL	—	—	241	(1,049)	—	(808)	(808)		350	various	various
		$311,778	$1,288,970	$1,571,762	$429,221	$1,317,547	$1,972,406	$3,289,953	(3)(4)	$(381,533)

(1) Includes asset impairments recognized.
(2) Aventura Square encumbrance is cross collateralized with Oakbrook Square and Treasure Coast Plaza.
(3) The aggregate cost for federal income tax purposes was $2.3 billion.
(4) Below is the reconciliation of "Real Estate and Accumulated Depreciation."

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Investment in real estate:
Balance at beginning of period	$3,270,999	$3,314,540	$3,068,886
Additions during period:
Improvements	104,561	58,603	24,022
Acquisitions	115,567	164,719	273,185
Deductions during period:
Cost of real estate sold/written off	(201,174)	(266,863)	(51,553)
Balance at close of period	$3,289,953	$3,270,999	$3,314,540

Accumulated depreciation:
Balance at beginning of period	$(354,166)	$(297,736)	$(244,044)
Depreciation expense	(79,279)	(70,354)	(66,758)
Cost of real estate sold/written off	51,912	13,924	13,066
Balance at close of period	$(381,533)	$(354,166)	$(297,736)

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2014	2013		2012
	(In thousands)
Balance at beginning of period	$60,711	$140,708		$45,279
Additions during period:
New loans, including capitalized costs	—	24,820	(1)	114,518
Accrued interest	—	228	(1)	2,277
	—	25,048		116,795
Deductions during period:
Collections of principal	(60,526)	(104,264)	(1)	(19,258)
Collections of interest	(185)	(516)	(1)	(2,000)
Amortization of capitalized costs	—	(265)		(108)
	(60,711)	(105,045)		(21,366)
Balance at close of period	$—	$60,711		$140,708
______________________________________________
(1) Includes amounts related to loans provided in connection with dispositions.

INDEX TO EXHIBITS

Exhibits	Description

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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