Form 10-Q
period 2015-03-31
EQUITY ONE, INC.
filed 2015-05-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
(212) 796-1760 Registrant’s telephone number, including area code
_______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 5, 2015, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 129,458,745.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2015 and December 31, 2014 (Unaudited) (In thousands, except share par value amounts)

	March 31, 2015	December 31, 2014
ASSETS
Properties:
Income producing	$3,151,636	$3,128,081
Less: accumulated depreciation	(395,180)	(381,533)
Income producing properties, net	2,756,456	2,746,548
Construction in progress and land	139,351	161,872
Properties, net	2,895,807	2,908,420
Cash and cash equivalents	76,167	27,469
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	9,939	11,859
Investments in and advances to unconsolidated joint ventures	88,289	89,218
Goodwill	6,038	6,038
Other assets	223,267	218,971
TOTAL ASSETS	$3,299,757	$3,262,225

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$290,455	$311,778
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	—	37,000
	1,271,591	1,329,914
Unamortized premium on notes payable, net	2,589	3,127
Total notes payable	1,274,180	1,333,041
Other liabilities:
Accounts payable and accrued expenses	47,125	49,924
Tenant security deposits	8,371	8,684
Deferred tax liability	12,757	12,567
Other liabilities	165,199	167,400
Total liabilities	1,507,632	1,571,616
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 128,947 shares issued and outstanding at March 31, 2015; 150,000 shares authorized and 124,281 shares issued and outstanding at December 31, 2014	1,289	1,243
Additional paid-in capital	1,968,068	1,843,348
Distributions in excess of earnings	(379,657)	(360,172)
Accumulated other comprehensive loss	(3,720)	(999)
Total stockholders’ equity of Equity One, Inc.	1,585,980	1,483,420
Noncontrolling interests	206,145	207,189
Total equity	1,792,125	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,299,757	$3,262,225

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three months ended March 31, 2015 and 2014 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Minimum rent	$65,791	$70,127
Expense recoveries	19,979	19,760
Percentage rent	2,154	2,181
Management and leasing services	555	629
Total revenue	88,479	92,697
COSTS AND EXPENSES:
Property operating	12,572	11,254
Real estate taxes	10,607	10,408
Depreciation and amortization	21,016	26,267
General and administrative	8,740	10,914
Total costs and expenses	52,935	58,843
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	35,544	33,854
OTHER INCOME AND EXPENSE:
Investment income	41	171
Equity in income of unconsolidated joint ventures	882	8,261
Other income	—	2,841
Interest expense	(14,259)	(16,900)
Amortization of deferred financing fees	(550)	(599)
Loss on sale of operating properties	(17)	(258)
Gain on extinguishment of debt	138	1,074
Impairment loss	(11,307)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,472	28,444
Income tax benefit (provision) of taxable REIT subsidiaries	36	(533)
INCOME FROM CONTINUING OPERATIONS	10,508	27,911
DISCONTINUED OPERATIONS:
Operations of income producing properties	—	(232)
Gain on disposal of income producing properties	—	3,296
INCOME FROM DISCONTINUED OPERATIONS	—	3,064
NET INCOME	10,508	30,975
Net income attributable to noncontrolling interests - continuing operations	(2,502)	(4,701)
Net loss attributable to noncontrolling interests - discontinued operations	—	2
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$8,006	$26,276

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.06	$0.20
Discontinued operations	—	0.03
	$0.06	$0.22	*
Number of Shares Used in Computing Basic Earnings per Share	124,740	117,675
EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.06	$0.20
Discontinued operations	—	0.03
	$0.06	$0.22	*
Number of Shares Used in Computing Diluted Earnings per Share	124,989	117,936
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$10,508	$30,975
OTHER COMPREHENSIVE LOSS:
Net amortization of interest rate contracts included in net income	16	16
Net unrealized loss on interest rate swaps (1)	(3,584)	(1,729)
Net loss on interest rate swaps reclassified from accumulated other comprehensive loss into interest expense	847	842
Other comprehensive loss	(2,721)	(871)
COMPREHENSIVE INCOME	7,787	30,104
Comprehensive income attributable to noncontrolling interests	(2,502)	(4,699)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,285	$25,405
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $195 and $161 for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the three months ended March 31, 2015
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	124,281	$1,243	$1,843,348	$(360,172)	$(999)	$1,483,420	$207,189	$1,690,609
Issuance of common stock	4,673	46	124,229	—	—	124,275	—	124,275
Repurchase of common stock	(7)	—	(187)	—	—	(187)	—	(187)
Stock issuance costs	—	—	(597)	—	—	(597)	—	(597)
Share-based compensation expense	—	—	1,335	—	—	1,335	—	1,335
Restricted stock reclassified from liability to equity	—	—	108	—	—	108	—	108
Net income	—	—	—	8,006	—	8,006	2,502	10,508
Dividends declared on common stock	—	—	—	(27,491)	—	(27,491)	—	(27,491)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,498)	(2,498)
Reclassification of noncontrolling interest to liability	—	—	(168)	—	—	(168)	(1,048)	(1,216)
Other comprehensive loss	—	—	—	—	(2,721)	(2,721)	—	(2,721)
BALANCE AT MARCH 31, 2015	128,947	$1,289	$1,968,068	$(379,657)	$(3,720)	$1,585,980	$206,145	$1,792,125

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2015 and 2014 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$10,508	$30,975
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(1,131)	(661)
Accretion of below-market lease intangibles, net	(2,827)	(8,207)
Amortization of below-market ground lease intangibles	149	148
Equity in income of unconsolidated joint ventures	(882)	(8,261)
Gain on change in control of interests	—	(2,807)
Income tax (benefit) provision of taxable REIT subsidiaries	(36)	533
Increase (decrease) in allowance for losses on accounts receivable	670	(914)
Amortization of premium on notes payable, net	(400)	(620)
Amortization of deferred financing fees	550	599
Depreciation and amortization	21,510	26,776
Share-based compensation expense	1,269	1,767
Amortization of derivatives	16	16
Loss (gain) on sale of real estate	17	(3,038)
Gain on extinguishment of debt	(138)	(1,074)
Operating distributions from joint ventures	897	—
Impairment loss	11,307	—
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	1,723	923
Other assets	(9,132)	(8,487)
Accounts payable and accrued expenses	(38)	(357)
Tenant security deposits	(313)	77
Other liabilities	273	822
Net cash provided by operating activities	33,992	28,210

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(85,901)
Additions to income producing properties	(4,698)	(4,767)
Acquisition of land held for development	(750)	—
Additions to construction in progress	(20,229)	(13,220)
Deposits for the acquisition of income producing properties	—	(250)
Proceeds from sale of real estate and rental properties	4,520	25,108
Decrease in cash held in escrow	—	1,115
Increase in deferred leasing costs and lease intangibles	(1,789)	(1,412)
Investment in joint ventures	(214)	(289)
Repayments of advances to (advances to) joint ventures	35	(82)
Distributions from joint ventures	935	14,792
Repayment of loans receivable	—	60,526
Collection of development costs tax credit	1,542	—
Net cash used in investing activities	(20,648)	(4,380)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2015 and 2014 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(21,323)	$(22,895)
Net (repayments) borrowings under revolving credit facilities	(37,000)	34,000
Payment of deferred financing costs	(10)	—
Proceeds from issuance of common stock	124,275	170
Repurchase of common stock	(187)	(205)
Stock issuance costs	(412)	—
Dividends paid to stockholders	(27,491)	(26,107)
Purchase of noncontrolling interests	—	(690)
Distributions to noncontrolling interests	(2,498)	(4,421)
Net cash provided by (used in) financing activities	35,354	(20,148)

Net increase in cash and cash equivalents	48,698	3,682
Cash and cash equivalents at beginning of the period	27,469	25,583
Cash and cash equivalents at end of the period	$76,167	$29,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,272 and $701 in 2015 and 2014, respectively)	$15,535	$18,646

We acquired upon acquisition of certain income producing properties:
Income producing properties	$—	$108,132
Intangible and other assets	—	7,610
Intangible and other liabilities	—	(12,553)
Net assets acquired	—	103,189
Assumption of mortgage note payable	—	(11,353)
Existing equity interest in Talega Village Center	—	(5,935)
Cash paid for income producing properties	$—	$85,901

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015
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
As of March 31, 2015, our portfolio comprised 121 properties, including 102 retail properties and five non-retail properties totaling approximately 13.6 million square feet of gross leasable area, or GLA, eight development or redevelopment properties with approximately 1.2 million square feet of GLA upon completion, and six land parcels. As of March 31, 2015, our consolidated shopping center occupancy was 95.2% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements included in our 2014 Annual Report on Form 10-K but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or "ASU")that could have a material effect on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs
The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
January 1, 2016
We expect that the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in other assets in our condensed consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis
The standard amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis.
		January 1, 2016	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
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
3.    Acquisitions
On January 9, 2015, we acquired a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000.
During the three months ended March 31, 2015, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the three months ended March 31, 2015 and 2014, we expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $135,000 and $1.4 million, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.
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
On March 26, 2015, we sold Park Promenade, a 128,848 square foot shopping center located in Orlando, Florida, for gross proceeds of $4.8 million.
During the three months ended March 31, 2014, we sold four properties for an aggregate sales price of $26.3 million. The results of operations for two of the properties sold are presented as discontinued operations in the condensed consolidated statement of income for the three months ended March 31, 2014 as they were previously classified as held for sale and reported as discontinued operations prior to the adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

In November 2014, we executed a contract for the sale of a property located in Massachusetts. The sale is subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the loan. During the three months ended March 31, 2015, we concluded that our carrying value of the property was not recoverable based on our projected undiscounted cash flows from the property, which took into consideration the increased probability of sale as a result of on ongoing discussions with the lender, and recognized an impairment loss of $10.4 million.
5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	March 31, 2015	December 31, 2014
Investments in unconsolidated joint ventures:				(In thousands)
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,388	$12,629
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	10,570	10,534
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,215	19,256
Equity One JV Portfolio, LLC (3)	6	FL, MA, NJ	30.0%	43,836	44,689
Other Equity Investment (4)			45.0%	214	—
Total				87,569	88,454
Advances to unconsolidated joint ventures				720	764
Investments in and advances to unconsolidated joint ventures				$88,289	$89,218
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of March 31, 2015 and December 31, 2014 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) The investment balance as of March 31, 2015 and December 31, 2014 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
(4) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of March 31, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $882,000 and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. Equity in income of unconsolidated joint ventures for the three months ended March 31, 2014 included our proportionate share of the gain on the sale of Vernola Marketplace, a property held by one of our joint ventures, of $7.4 million, including $1.6 million attributable to a noncontrolling interest. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $555,000 and $629,000 for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015 and December 31, 2014, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $219.8 million and $220.5 million, respectively, of which our aggregate proportionate share was $49.2 million and $49.4 million, respectively.

6.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	March 31, 2015	December 31, 2014
	(In thousands)
Lease intangible assets, net	$103,638	$106,064
Leasing commissions, net	39,054	39,141
Prepaid expenses and other receivables	33,135	26,880
Straight-line rent receivables, net	25,455	24,412
Deferred financing costs, net	8,771	9,322
Deposits and mortgage escrows	6,974	6,356
Furniture, fixtures and equipment, net	3,561	3,809
Fair value of interest rate swap	139	681
Deferred tax asset	2,540	2,306
Total other assets	$223,267	$218,971
7.    Borrowings
Mortgage Notes Payable
As of March 31, 2015, the weighted average interest rate of our fixed rate mortgage notes payable was 6.08%.
During the three months ended March 31, 2015, we prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%.
Unsecured Senior Notes
As of March 31, 2015, the weighted average interest rate of our unsecured senior notes was 5.02%.
In March 2015, we announced the redemption of our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $2.6 million. In connection with the redemption in April 2015, we recognized a loss on the early extinguishment of debt of $2.7 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $600.0 million of unsecured revolving credit and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of March 31, 2015, the facility fee was 0.20% per annum. As of March 31, 2015, we had no drawn balance against the facility. As of December 31, 2014, we had drawn $37.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions.
We also had a $5.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of March 31, 2015 and December 31, 2014. The facility bore interest at LIBOR plus 1.25% per annum and expired on May 7, 2015.
As of March 31, 2015, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $605.0 million, excluding outstanding letters of credit with an aggregate face amount of $2.1 million.

Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of March 31, 2015 and December 31, 2014, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 2.62% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of March 31, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $139,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $3.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.9 million as an increase to interest expense.
8.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31, 2015	December 31, 2014
	(In thousands)
Lease intangible liabilities, net	$153,766	$157,486
Prepaid rent	9,223	9,607
Other (1)	2,210	307
Total other liabilities	$165,199	$167,400
____________________________________________
(1) Increase is primarily related to the reclassification of the DIM Vastgoed, N.V. ("DIM") noncontrolling interest. See Note 10 for further discussion.
9.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM, Southeast US Holdings, B.V. and C&C Delaware, Inc. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of March 31, 2015, DIM had federal and state net operating loss carry forwards of $5.2 million and $2.2 million, respectively, which begin to expire in 2027. As of March 31, 2015, IRT had federal and state net operating loss carry forwards of $2.0 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2010.

10.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	March 31, 2015	December 31, 2014
	(In thousands)
CapCo	$206,145	$206,145
DIM (1)	—	1,044
Total noncontrolling interests included in total equity	$206,145	$207,189
______________________________________________
(1) As of March 31, 2015 and December 31, 2014, our ownership interest in DIM was 98.0%. In February 2015, we entered into a settlement agreement to acquire the remaining 2.0% interests held by minority shareholders, which was subject to various conditions including the approval of the Dutch court. Upon the court’s approval of the settlement on March 31, 2015, we were obligated to acquire the remaining interests, and, as a result, the noncontrolling interests in DIM were reclassified to other liabilities within our condensed consolidated balance sheet. In April 2015, we acquired the remaining 2.0% interests.
Noncontrolling interests represent the portion of equity that we do not own in certain entities that we consolidate. We account for and report our noncontrolling interests in accordance with the provisions under the Consolidation Topic of the FASB ASC.
11.    Stockholders' Equity and Earnings Per Share
In March 2015, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $27.05 per share. In the concurrent private placement, 600,000 shares were purchased by Gazit First Generation LLC, an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The underwriters held an option to purchase up to 585,000 shares of our common stock, which ultimately went unexercised. The offerings generated net proceeds to us of approximately $121.3 million before expenses. The stock issuance costs and underwriting discounts were approximately $589,000. We used the net proceeds to fund the redemption of our 5.375% unsecured senior notes and for general corporate purposes, including the repayment of secured and unsecured debt.

The following summarizes the calculation of basic and diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Income from continuing operations	$10,508	$27,911
Net income attributable to noncontrolling interests - continuing operations	(2,502)	(4,701)
Income from continuing operations attributable to Equity One, Inc.	8,006	23,210
Allocation of continuing income to participating securities	(114)	(191)
Income from continuing operations available to common stockholders	7,892	23,019

Income from discontinued operations	—	3,064
Net loss attributable to noncontrolling interests - discontinued operations	—	2
Income from discontinued operations attributable to Equity One, Inc.	—	3,066
Allocation of income from discontinued operations to participating securities	—	(25)
Income from discontinued operations available to common stockholders	—	3,041
Net income available to common stockholders	$7,892	$26,060

Weighted average shares outstanding — Basic	124,740	117,675
Stock options using the treasury method	162	261
Non-participating restricted stock using the treasury method	3	—
Executive incentive plan shares using the treasury method	84	—
Weighted average shares outstanding — Diluted	124,989	117,936

Basic earnings per share available to common stockholders:
Continuing operations	$0.06	$0.20
Discontinued operations	—	0.03
Earnings per common share — Basic	$0.06	$0.22	*

Diluted earnings per share available to common stockholders:
Continuing operations	$0.06	$0.20
Discontinued operations	—	0.03
Earnings per common share — Diluted	$0.06	$0.22	*
* Note: EPS does not foot due to the rounding of the individual calculations.
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three months ended March 31, 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the period. The computation of diluted EPS for the three months ended March 31, 2014 did not include 1.6 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $22.78 to $26.66, because the prices applicable to all options then outstanding were greater than the average market price of our common shares during the period and their inclusion would be anti-dilutive.
The computation of diluted EPS for both the three months ended March 31, 2015 and 2014 did not include 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

12.    Share-Based Payments
The following table presents stock option activity during the three months ended March 31, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2015	1,208	$22.37
Exercised	(324)	$24.81
Outstanding at March 31, 2015	884	$21.47	4.6	$4,613
Exercisable at March 31, 2015	684	$21.06	3.3	$3,849
The total cash received from options exercised during the three months ended March 31, 2015 was $2.5 million. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $735,000.
The following table presents information regarding restricted stock activity during the three months ended March 31, 2015:

	Unvested Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2015	180		$22.91
Granted	382		$25.84
Vested	(52)		$23.54
Forfeited	—	(1)	$22.57
Unvested at March 31, 2015	510		$25.04
____________________________________________
(1) During the three months ended March 31, 2015, 443 shares of restricted stock were forfeited.
During the three months ended March 31, 2015, we granted approximately 382,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. The total grant-date value of the approximately 52,000 shares of restricted stock that vested during the three months ended March 31, 2015 was approximately $1.2 million.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Restricted stock expense	$1,225	$1,756
Stock option expense	103	79
Employee stock purchase plan discount	7	8
Total equity-based expense	1,335	1,843
Restricted stock classified as a liability	61	105
Total expense	1,396	1,948
Less amount capitalized	(127)	(181)
Net share-based compensation expense	$1,269	$1,767

As of March 31, 2015, we had $14.2 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 2.9 years.
Employment Related Agreement
Matthew Ostrower
On January 26, 2015, we entered into a four-year employment agreement with Matthew Ostrower to serve as our next Chief Financial Officer. Mr. Ostrower’s employment agreement provides for an annual base salary of $500,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Ostrower is eligible for an annual target performance bonus of $400,000. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Ostrower will also be reimbursed up to $30,000 for expenses incurred in relocating to New York in connection with his employment.
Upon the commencement of his employment on March 3, 2015, Mr. Ostrower received 22,189 shares of restricted stock that will vest ratably on the first, second, third, and fourth anniversaries of the grant date and a long-term incentive plan award ("LTIP"), under which Mr. Ostrower’s target award is 44,379 shares of our common stock. The number of shares of stock that will ultimately be issued is based on our performance during the four-year period beginning on the date of Mr. Ostrower’s employment. The performance metrics (and their weightings) are absolute total shareholder return ("Absolute TSR") (25%), total shareholder return relative to peer companies ("Relative TSR") (25%) and growth in recurring funds from operations per share ("Recurring FFO Growth") (25%). The remaining 25% of Mr. Ostrower’s award is discretionary. For each of these four components, Mr. Ostrower can earn 50%, 100% or 200% of the portion of the 44,379 target shares allocated to such component based on the actual performance compared to specified targets. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Ostrower’s continued employment through the end of such period, and will not participate in dividends during the performance period.
The Absolute TSR and Relative TSR components of Mr. Ostrower's LTIP are considered market-based awards. Accordingly, the probability of meeting the market criteria was considered when calculating the estimated fair value of the awards on the date of grant using Monte Carlo simulations. Furthermore, compensation expense associated with these awards will be recognized over the requisite service period as long as the requisite service is provided, regardless of whether the market criteria are achieved and the awards are ultimately earned. The significant assumptions used to value these awards include the volatility of our common stock (21.9%), the volatility of the common stock of various peer companies (which ranged from 14.3% to 23.7%), and the risk-free interest rate (1.4%). The aggregate estimated fair value of these components of Mr. Ostrower's LTIP was $486,000, which will be recognized over the four-year performance period.
The Recurring FFO Growth component of Mr. Ostrower's LTIP is considered a performance-based award which is earned subject to future performance measurement. The award was valued at $23.47 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense for this component will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met. No compensation expense will be recognized for the discretionary portion of Mr. Ostrower's LTIP prior to the completion of the performance period.
13.    Commitments and Contingencies
As of March 31, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations.
As of March 31, 2015, we have invested an aggregate of approximately $113.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $28.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended in 2015. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $14.0 million, and we expect these funds will be primarily expended in 2015. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of March 31, 2015 will have a material adverse effect on our financial condition, results of operations or cash flows.

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
15.    Fair Value Measurements
Recurring Fair Value Measurements
As of March 31, 2015 and December 31, 2014, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of March 31, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $139,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $3.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The net unrealized loss on our interest rate swaps was $2.6 million for the three months ended March 31, 2015 and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2015	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$139	$—	$139	$—
Classified as a liability in accounts payable and accrued expenses	$2,996	$—	$2,996	$—

December 31, 2014
Interest rate derivatives:
Classified as an asset in other assets	$681	$—	$681	$—
Classified as a liability in accounts payable and accrued expenses	$952	$—	$952	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2015, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of March 31, 2015, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of March 31, 2015:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses(1)
	(In thousands)
Operating property held and used	$7,950	$—	$7,950	$—	$10,444
Total	$7,950	$—	$7,950	$—	$10,444
____________________________________________
(1) Total losses exclude an impairment of $864,000 recognized related to a property sold during the three months ended March 31, 2015, based on the sales contract.
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2014:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$22,700	$—	$—	$22,700	(2)	$15,111
Development properties held for use	7,370	—	—	7,370		2,230
Total	$30,070	$—	$—	$30,070		$17,341
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

The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	December 31, 2014
	Low	High
Overall capitalization rates	8.0%	15.0%
Discount rates	9.5%	14.5%
Terminal capitalization rates	8.5%	13.5%
During the three months ended March 31, 2015, we recognized an impairment loss of $10.4 million on an operating property. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract and, therefore, is classified within Level 2 of the fair value hierarchy. During the year ended December 31, 2014, we recognized $15.1 million of impairment losses on operating properties. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the year ended December 31, 2014, we recognized impairment losses of $2.2 million on land parcels. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy.
16.    Fair Value of Financial Instruments
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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2015 and December 31, 2014 was approximately $315.8 million and $337.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes was $294.3 million and $316.3 million as of March 31, 2015 and December 31, 2014, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2015 and December 31, 2014 was approximately $773.9 million and $772.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.8 million as of both March 31, 2015 and December 31, 2014.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of March 31, 2015 and December 31, 2014 was approximately $250.8 million and $249.8 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both March 31, 2015 and December 31, 2014.
The fair market value calculations of our debt as of March 31, 2015 and December 31, 2014 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of March 31, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $139,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $3.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. See Note 15 above for a discussion of the method used to value the interest rate swaps.
17.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of March 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$139,126	$1,496,106	$1,260,658	$(83)	$2,895,807
Investment in affiliates	2,781,781	—	—	(2,781,781)	—
Other assets	269,204	101,147	846,010	(812,411)	403,950
TOTAL ASSETS	$3,190,111	$1,597,253	$2,106,668	$(3,594,275)	$3,299,757
LIABILITIES
Total notes payable	$1,579,848	$122,067	$332,865	$(760,600)	$1,274,180
Other liabilities	24,283	100,539	160,524	(51,894)	233,452
TOTAL LIABILITIES	1,604,131	222,606	493,389	(812,494)	1,507,632
EQUITY	1,585,980	1,374,647	1,613,279	(2,781,781)	1,792,125
TOTAL LIABILITIES AND EQUITY	$3,190,111	$1,597,253	$2,106,668	$(3,594,275)	$3,299,757

Condensed Consolidating Balance Sheet As of December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,293	$1,498,100	$1,272,110	$(83)	$2,908,420
Investment in affiliates	2,760,512	—	—	(2,760,512)	—
Other assets	225,509	97,820	840,654	(810,178)	353,805
TOTAL ASSETS	$3,124,314	$1,595,920	$2,112,764	$(3,570,773)	$3,262,225
LIABILITIES
Total notes payable	$1,616,764	$122,580	$354,297	$(760,600)	$1,333,041
Other liabilities	24,130	102,988	161,118	(49,661)	238,575
TOTAL LIABILITIES	1,640,894	225,568	515,415	(810,261)	1,571,616
EQUITY	1,483,420	1,370,352	1,597,349	(2,760,512)	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,124,314	$1,595,920	$2,112,764	$(3,570,773)	$3,262,225

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,684	$47,323	$35,522	$(50)	$88,479
Equity in subsidiaries' earnings	42,457	—	—	(42,457)	—
Total costs and expenses	10,270	23,316	19,676	(327)	52,935
INCOME BEFORE OTHER INCOME AND EXPENSE AND TAX	37,871	24,007	15,846	(42,180)	35,544
Other income and (expense)	(30,015)	(1,895)	7,088	(250)	(25,072)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	7,856	22,112	22,934	(42,430)	10,472
Income tax benefit (provision) of taxable REIT subsidiaries	—	234	(198)	—	36
NET INCOME	7,856	22,346	22,736	(42,430)	10,508
Other comprehensive loss	(2,571)	—	(150)	—	(2,721)
COMPREHENSIVE INCOME	5,285	22,346	22,586	(42,430)	7,787
Comprehensive income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,285	$22,346	$20,084	$(42,430)	$5,285

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,585	$51,791	$34,321	$—	$92,697
Equity in subsidiaries' earnings	50,840	—	—	(50,840)	—
Total costs and expenses	13,107	25,819	20,129	(212)	58,843
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	44,318	25,972	14,192	(50,628)	33,854
Other income and (expense)	(18,168)	(1,939)	14,940	(243)	(5,410)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	26,150	24,033	29,132	(50,871)	28,444
Income tax provision of taxable REIT subsidiaries	—	(19)	(514)	—	(533)
INCOME FROM CONTINUING OPERATIONS	26,150	24,014	28,618	(50,871)	27,911
Income (loss) from discontinued operations	—	3,110	(51)	5	3,064
NET INCOME	26,150	27,124	28,567	(50,866)	30,975
Other comprehensive loss	(745)	—	(126)	—	(871)
COMPREHENSIVE INCOME	25,405	27,124	28,441	(50,866)	30,104
Comprehensive income attributable to noncontrolling interests	—	—	(4,699)	—	(4,699)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,405	$27,124	$23,742	$(50,866)	$25,405

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(38,450)	$28,444	$43,998	$33,992
INVESTING ACTIVITIES:
Additions to income producing properties	(864)	(2,595)	(1,239)	(4,698)
Acquisition of land held for development	—	(750)	—	(750)
Additions to construction in progress	(2,857)	(11,963)	(5,409)	(20,229)
Proceeds from sale of real estate and rental properties	—	4,520	—	4,520
Increase in deferred leasing costs and lease intangibles	(214)	(840)	(735)	(1,789)
Investment in joint ventures	(214)	—	—	(214)
Repayments of advances to joint ventures	—	—	35	35
Distributions from joint ventures	—	—	935	935
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	32,122	(17,842)	(14,280)	—
Net cash provided by (used in) investing activities	27,973	(27,928)	(20,693)	(20,648)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(516)	(20,807)	(21,323)
Net repayments under revolving credit facilities	(37,000)	—	—	(37,000)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,275	—	—	124,275
Repurchase of common stock	(187)	—	—	(187)
Stock issuance costs	(412)	—	—	(412)
Dividends paid to stockholders	(27,491)	—	—	(27,491)
Distributions to noncontrolling interests	—	—	(2,498)	(2,498)
Net cash provided by (used in) financing activities	59,175	(516)	(23,305)	35,354
Net increase in cash and cash equivalents	48,698	—	—	48,698
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$76,167	$—	$—	$76,167

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(35,785)	$27,757	$36,238	$28,210
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(5,551)	(85,901)
Additions to income producing properties	(824)	(2,107)	(1,836)	(4,767)
Additions to construction in progress	(173)	(9,244)	(3,803)	(13,220)
Deposits for the acquisition of income producing properties	(250)	—	—	(250)
Proceeds from sale of real estate and rental properties	9,363	10,440	5,305	25,108
Decrease in cash held in escrow	1,115	—	—	1,115
Increase in deferred leasing costs and lease intangibles	(80)	(912)	(420)	(1,412)
Investment in joint ventures	—	—	(289)	(289)
Advances to joint ventures	—	—	(82)	(82)
Distributions from joint ventures	—	—	14,792	14,792
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	22,458	54,966	(77,424)	—
Net cash provided by (used in) investing activities	31,609	(27,207)	(8,782)	(4,380)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(550)	(22,345)	(22,895)
Net borrowings under revolving credit facilities	34,000	—	—	34,000
Proceeds from issuance of common stock	170	—	—	170
Repurchase of common stock	(205)	—	—	(205)
Dividends paid to stockholders	(26,107)	—	—	(26,107)
Purchase of noncontrolling interests	—	—	(690)	(690)
Distributions to noncontrolling interests	—	—	(4,421)	(4,421)
Net cash provided by (used in) financing activities	7,858	(550)	(27,456)	(20,148)
Net increase in cash and cash equivalents	3,682	—	—	3,682
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$29,265	$—	$—	$29,265

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.
Overview
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties located primarily in supply constrained suburban and urban communities. Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel. We acquire shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve. We also develop and redevelop shopping centers, leveraging existing tenant relationships and geographic and demographic knowledge, while seeking to minimize risks associated with land development.
As of March 31, 2015, our portfolio comprised 121 properties, including 102 retail properties and five non-retail properties totaling approximately 13.6 million square feet of gross leasable area, or GLA, eight development or redevelopment properties with approximately 1.2 million square feet of GLA upon completion, and six land parcels. As of March 31, 2015, our consolidated shopping center occupancy was 95.2% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.2 million square feet of GLA.
We have continued to see increasing interest from prospective small shop tenants during 2014 and the first quarter of 2015 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets or drug stores which are commodity-oriented retailers and are thus less susceptible to economic cycles. As of March 31, 2015, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. We also continue to reinvest proceeds from dispositions into higher quality assets located in urban markets or markets with significant barriers to entry. We believe this continued diversification of our portfolio has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, Washington D.C., South Florida and Atlanta while selectively disposing of non-strategic assets located primarily in the southeastern United States and north and central Florida. We also actively seek opportunities to develop or redevelop centers in high density markets with strong demographic characteristics and established markets with high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
While the markets in which we operate continued to experience gradual improvement in general economic conditions during 2014 and the first quarter of 2015, the rate of economic recovery has varied across our operating regions. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from e-commerce. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers, should continue to help mitigate the impact of these challenges on our business, and we anticipate that our same-property net operating income (as defined in "Results of Operations" below) for 2015 will reflect an increase of 2.75% to 3.50% as compared to 2014.
The execution of our business strategy during the first quarter of 2015 resulted in:

•
the issuance of 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million, a portion of which were used in April 2015 to fund the redemption of our $107.5 million 5.375% unsecured senior notes due October 2015;

•	the acquisition of a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000;

•	the sale of one non-core asset located in Orlando, Florida for gross proceeds of $4.8 million;

•	the prepayment of $19.6 million in mortgage debt, without penalty, which bore interest at a rate of 5.32%;

•
the signing of 42 new leases totaling 168,719 square feet, including, on a same-space(1) basis, 27 new leases totaling 58,068 square feet at an average rental rate of $20.81 per square foot in 2015 (excluding $16.47 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $19.68 per square foot, resulting in a 5.7% average rent spread;

•
the renewal and extension of 67 leases, all of which were on a same-space basis, totaling 673,999 square feet at an average rental rate of $18.79 per square foot in 2015 (excluding $0.64 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $17.59 per square foot, resulting in a 6.8% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 95.2% at March 31, 2015 from 93.9% at March 31, 2014 and from 95.0% at December 31, 2014; and

•	the increase in occupancy on a same-property basis(3) to 95.2% at March 31, 2015 from 94.5% at March 31, 2014, and from 95.1% at December 31, 2014.
_________________________

(1)
The “same-space” designation is used to compare leasing terms (principally cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases and/or premises are excluded from “same-space” because the gross leasable area of the prior premises is combined or divided to form a larger or smaller, non-comparable space. Also excluded from the “same-space” designation are those leases for which a comparable prior rent is not available due to the acquisition or development of a new center.

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
Our primary cash expenses consist of our property operating expenses, which include: repairs and maintenance, management expenses, insurance, and utilities; real estate taxes; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loans and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended March 31, 2015, we moved one property that had been under development (The Gallery at Westbury Plaza) totaling 311,669 square feet into the same-property pool.

Same-Property NOI
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, loss on sale of operating properties, gain on extinguishment of debt and other income. NOI includes management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
Same-property NOI increased by $1.5 million, or 3.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases partially offset by higher bad debt expense. Same-property NOI including redevelopments increased 4.7% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, benefitting from income growth from lease commencements at Willows Shopping Center, Lake Mary Centre, Kirkman Shoppes and from Dick’s Sporting Goods at Serramonte.

Same-property NOI is reconciled to income from continuing operations before tax and discontinued operations as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except number of properties)
Same-property NOI	$51,903	$50,401
Redevelopment property NOI	4,000	2,975
Same-property NOI including redevelopments	55,903	53,376
Other non same-property NOI	1,969	4,134
Adjustments (1)	128	1,493
Total NOI	58,000	59,003
Add:
Straight-line rent adjustment	1,131	662
Accretion of below-market lease intangibles, net	2,827	7,981
Management and leasing services income	555	629
Elimination of intercompany expenses	2,787	2,760
Equity in income of unconsolidated joint ventures	882	8,261
Investment income	41	171
Other income	—	2,841
Gain on extinguishment of debt	138	1,074
Less:
Depreciation and amortization expense	21,016	26,267
General and administrative expense	8,740	10,914
Interest expense	14,259	16,900
Amortization of deferred financing fees	550	599
Loss on sale of operating properties	17	258
Impairment loss	11,307	—
Income from continuing operations before tax and discontinued operations	$10,472	$28,444

Growth in same-property NOI	3.0%
Number of properties (2)	100

Growth in same-property NOI including redevelopments	4.7%
Number of properties (3)	107
___________________________________________________
(1) Includes adjustments for items that affect the comparability of, and were excluded from, the same-property results. Such adjustments include: common area maintenance costs and real estate taxes related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, lease termination revenue and expense, or other similar matters that affect comparability.
(2) The same-property pool includes only those properties that the company consolidated, owned and operated for the entirety of both periods being compared and excludes properties for which significant development or redevelopment occurred during either of the periods being compared.
(3) The same-property pool including redevelopments includes only those properties that the company consolidated, owned and operated for the entirety of both periods being compared and includes properties for which significant redevelopment occurred during either of the periods being compared.

Comparison of the Three Months Ended March 31, 2015 to 2014
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2015 as compared to the same period in 2014:

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Total revenue	$88,479	$92,697	(4.6)%
Property operating expenses	12,572	11,254	11.7%
Real estate taxes	10,607	10,408	1.9%
Depreciation and amortization	21,016	26,267	(20.0)%
General and administrative expenses	8,740	10,914	(19.9)%
Equity in income of unconsolidated joint ventures	882	8,261	(89.3)%
Other income	—	2,841	NM*
Interest expense	14,259	16,900	(15.6)%
Gain on extinguishment of debt	138	1,074	(87.2)%
Impairment loss	11,307	—	NM*
Income from discontinued operations	—	3,064	(100.0)%
Net income	10,508	30,975	(66.1)%
Net income attributable to Equity One, Inc.	8,006	26,276	(69.5)%
______________________________________________
* NM = Not meaningful
Total revenue decreased by $4.2 million, or 4.6%, to $88.5 million in 2015 from $92.7 million in 2014. The decrease was primarily attributable to the following:

•
a decrease of approximately $4.4 million related to the recognition in 2014 of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing; and

•	a decrease of approximately $4.1 million associated with properties sold in 2015 and 2014; partially offset by

•	an increase of approximately $2.2 million in same-property revenue primarily due to higher rent from new rent commencements and renewals;

•	an increase of approximately $1.6 million related to development and redevelopment projects; and

•	an increase of approximately $590,000 associated with properties acquired in 2014.
Property operating expenses increased by $1.3 million, or 11.7%, to $12.6 million in 2015 from $11.3 million in 2014. The increase primarily consisted of the following:

•
a net increase of approximately $1.9 million in same-property expenses primarily attributable to higher bad debt expense of $1.6 million in part due to the reversal of $1.1 million in 2014 in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants; and

•	an increase of approximately $140,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $930,000 associated with properties sold in 2015 and 2014.

Real estate tax expense increased by $199,000, or 1.9%, to $10.6 million in 2015 from $10.4 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $554,000 in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $445,000 associated with properties sold in 2015 and 2014.
Depreciation and amortization decreased by $5.3 million, or 20.0%, to $21.0 million for 2015 from $26.3 million in 2014. The decrease was primarily related to the following:

•
a net decrease of approximately $3.1 million related to accelerated depreciation of assets razed as part of redevelopment projects in 2014, partially offset by new depreciable assets added during 2015 and 2014;

•	a decrease of approximately $1.3 million due to assets becoming fully depreciated and amortized during 2015 and 2014; and

•	a decrease of approximately $855,000 associated with properties sold in 2015 and 2014.
General and administrative expenses decreased by $2.2 million, or 19.9%, to $8.7 million for 2015 from $10.9 million in 2014. The decrease was primarily related to the following:

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of approximately $1.2 million; and

•	a decrease of approximately $1.1 million in employment costs primarily due to lower share-based compensation expense and higher capitalized payroll expense.
We recorded $882,000 of equity in income of unconsolidated joint ventures in 2015 compared to $8.3 million in 2014. The decrease was primarily related to the 2014 sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest).
Other income of $2.8 million in 2014 relates to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $2.6 million, or 15.6%, to $14.3 million for 2015 from $16.9 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $1.4 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•	a decrease of approximately $570,000 due to higher capitalized interest as a result of a major redevelopment project;

•	a decrease of approximately $330,000 associated with lower interest expense associated with the term loan; and

•	a decrease of approximately $315,000 associated with lower interest expense and unused facility fees associated with the unsecured revolving credit facilities.
We recorded gains on extinguishment of debt of $138,000 and $1.1 million in 2015 and 2014, respectively. The gain in 2014 primarily relates to the sale of Brawley Commons. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.
In 2015, we recorded an impairment loss in continuing operations of $11.3 million, consisting of $864,000 related to an income producing property sold and $10.4 million related to a property held for use.
In 2014, income from discontinued operations of $3.1 million related to two of the properties sold (Stanley Marketplace and Oak Hill Village) as they were classified as held for sale prior to the adoption of ASU No. 2014-08. In 2015, the results of operations for the one property sold are reported in continuing operations as the disposition does not represent a strategic shift that has or will have a major effect on our operations and financial results.

As a result of the foregoing, net income decreased by $20.5 million to $10.5 million for 2015 compared to $31.0 million in 2014. Net income attributable to Equity One, Inc. decreased by $18.3 million to $8.0 million for 2015 compared to $26.3 million in 2014.
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
The following table illustrates the calculation of FFO and FFO available to diluted common shareholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income attributable to Equity One, Inc.	$8,006	$26,276
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	20,699	25,935
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	1,033	1,051
Loss (gain) on disposal of depreciable assets, net of tax (1)	17	(3,008)
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	—	(8,007)
Impairments of depreciable real estate, net of tax (1)	11,061	—
Funds from operations	40,816	42,247
Earnings attributed to noncontrolling interest (3)	2,499	2,499
Funds from operations available to diluted common shareholders	$43,315	$44,746
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest for the three months ended March 31, 2014.
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

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2015	2014

Earnings per diluted share attributable to Equity One, Inc.	$0.06	$0.22
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.15	0.20
Earnings attributed to noncontrolling interest (1)	0.02	0.02
Net adjustment for rounding and earnings attributable to unvested shares (2)	—	(0.02)
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	0.01	0.01
Gain on disposal of depreciable assets, net of tax	—	(0.02)
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest	—	(0.06)
Impairments of depreciable real estate, net of tax	0.08	—
Funds from operations per diluted common share	$0.32	$0.35
Weighted average diluted shares (in thousands) (3)	136,358	129,294
______________________________________________
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
(3) Weighted average diluted shares used to calculate FFO per share are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.
Critical Accounting Policies
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three months ended March 31, 2015, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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

As of March 31, 2015, we had approximately $76.2 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $605.0 million of which the maximum was available to be drawn thereunder, based on the financial covenants contained in those facilities. As of March 31, 2015, we had no outstanding balances under the credit facilities. As of March 31, 2015, we had outstanding letters of credit with an aggregate face amount of $2.1 million. Our $5.0 million credit facility expired on May 7, 2015.
In April 2015, we redeemed our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015 at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $2.6 million. During the remainder of 2015, we have approximately $5.2 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facility, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of March 31, 2015, we have invested an aggregate of approximately $113.0 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $28.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended in 2015. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $14.0 million, and we expect these funds will be primarily expended in 2015.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2015 liquidity events
While we believe our availability under our line of credit is sufficient to operate our business for the remainder of 2015, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the three months ended March 31, 2015:

•
We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million, a portion of which were used in April 2015 to fund the redemption of our $107.5 million 5.375% unsecured senior notes due October 2015;

•	We sold one non-core asset located in Orlando, Florida for gross proceeds of $4.8 million;

•	We received proceeds of $2.5 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We repaid $37.0 million in borrowings outstanding under our $600.0 million line of credit;

•	We invested $26.7 million in capital expenditures to improve our properties;

•	We prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%; and

•	We acquired a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$33,992	$28,210	$5,782
Net cash used in investing activities	$(20,648)	$(4,380)	$(16,268)
Net cash provided by (used in) financing activities	$35,354	$(20,148)	$55,502
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $34.0 million for the three months ended March 31, 2015 compared to $28.2 million in the 2014 period. The increase is due primarily to a decrease in interest expense as a result of a decrease in the amount of outstanding debt and the timing of expenses.
Net cash used in investing activities was $20.6 million for the three months ended March 31, 2015 compared to $4.4 million for the same period in 2014. Investing activities during 2015 primarily consisted of: additions to construction in progress of $20.2 million; additions to income producing properties of $4.7 million; and acquisition of land held for development of $750,000; partially offset by: proceeds related to the sale of real estate and rental properties of $4.5 million; collection of development costs tax credit of $1.5 million; and distributions from joint ventures of $935,000. Investing activities during 2014 primarily consisted of: acquisitions of income producing properties of $85.9 million; additions to construction in progress of $13.2 million; and additions to income producing properties of $4.8 million; partially offset by: proceeds from the repayment of loans receivable of $60.5 million; proceeds related to the sale of real estate and rental properties of $25.1 million; and distributions from joint ventures of $14.8 million.
The following summarizes our capital expenditures:

	Three Months Ended March 31,
	2015	2014
Capital expenditures:	(In thousands)
Tenant improvements and allowances	$6,083	$2,692
Leasing commissions and costs	1,818	1,522
Developments	2,108	8,038
Redevelopments	9,694	6,062
Maintenance capital expenditures	2,520	1,536
Total capital expenditures	22,223	19,850
Net change in accrued capital spending	4,493	(451)
Capital expenditures per condensed consolidated statements of cash flows	$26,716	$19,399
The increase in tenant improvements and allowances during the three months ended March 31, 2015 compared to the same period in 2014 was primarily attributable to expenditures associated with a new anchor tenant at Ambassador Row Courtyard and other tenant allowances across the portfolio. The decrease in development capital expenditures during the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of costs incurred in 2014 for Broadway Plaza. The increase in redevelopment capital expenditures during the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of costs incurred for Willows Shopping Center, Lake Mary Centre, Kirkman Shoppes and Boynton Plaza. We capitalized internal costs related to capital expenditures of $1.8 million and $1.4 million during the three months ended March 31, 2015 and 2014, respectively, primarily related to successful leasing activities of $954,000 and $881,000, respectively, development activities of $178,000 and $136,000, respectively, and redevelopment and expansion activities of $460,000 and $204,000, respectively. Capitalized interest totaled $1.3 million and $701,000 during the three months ended March 31, 2015 and 2014, respectively, primarily related to development and redevelopment activities.

Net cash provided by financing activities totaled $35.4 million for the three months ended March 31, 2015 compared net cash used in financing activities of $20.1 million for the same period in 2014. During 2015, the issuance of common stock generated gross proceeds of $124.3 million partially offset by: net repayments under the revolving credit facilities of $37.0 million; dividends paid to stockholders of $27.5 million; prepayments and repayments of mortgage debt of $21.3 million; and distributions to noncontrolling interests of $2.5 million. The largest financing outflows for 2014 related to: dividends paid to stockholders of $26.1 million; prepayments and repayments of $22.9 million of mortgage debt; and distributions to noncontrolling interests of $4.4 million; partially offset by net borrowings under the revolving credit facilities of $34.0 million.
Future Contractual Obligations. During the three months ended March 31, 2015, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 except as noted above with respect to net repayments under the revolving credit facilities of $37.0 million.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2015, we have investments in seven unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, five of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report.
As of March 31, 2015, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $219.8 million (of which our aggregate proportionate share was approximately $49.2 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit. As of March 31, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments. As of March 31, 2015, we have entered into construction commitments and had outstanding obligations to fund approximately $28.8 million, based on current plans and estimates, in order to complete active development and redevelopment projects, which we anticipate will be primarily expended in 2015. In addition, we have other significant projects for which we have outstanding obligations to fund approximately $14.0 million, and we expect these funds will be primarily expended in 2015. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $44.3 million.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of March 31, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.

Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, in 2013 and 2014 we sold a total of fifty-four non-core properties. Although we expect our pace of disposition activity to slow, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution. See Note 4 to the condensed consolidated financial statements included in this report for additional discussion of the status of a disposition under contract and the related financial statement impact.
During the three months ended March 31, 2015, we recognized impairment losses on a property sold and a property held for use totaling $864,000 and $10.4 million, respectively. See Notes 4 and 15 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
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
Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion, development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding such risks.
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

Cautionary Statement Relating to Forward Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and are not guarantees of future performance.
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

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels, the availability of financing and our credit ratings;

•	potential environmental liability and other risks associated with the ownership, development, redevelopment and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes, terrorist attacks and other natural or man-made disasters;

•	changes in key personnel;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	the ability to identify properties for acquisition and other accretive uses of cash available from operations, the disposition of non-core assets and financing activities;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

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

Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect our actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each factor on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facility in order to initially fund future acquisitions, development and redevelopment costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate term loan, the primary market risk exposure is increasing LIBOR-based interest rates, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps.
The fair value of our fixed-rate debt was $1.1 billion as of March 31, 2015, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of March 31, 2015, would decrease by approximately $36.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $38.4 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.0 billion, the balance as of March 31, 2015.
As of March 31, 2015, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $250.8 million as of March 31, 2015. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of March 31, 2015, would decrease by approximately $9.3 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of March 31, 2015, would increase by approximately $9.6 million.
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
In connection with our $250.0 million unsecured term loan, we entered into three interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of March 31, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $139,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $3.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets.
Other Market Risks
As of March 31, 2015, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of March 31, 2015 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2015, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us that, in management's opinion, would result in a material adverse effect on our business, financial condition, results of operations or our cash flows.
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2014, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes in such risk factors.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
January 1, 2015 - January 31, 2015	—		$—	N/A	N/A
February 1, 2015 - February 28, 2015	6,802	(1)	$27.43	N/A	N/A
March 1, 2015 - March 31, 2015	—		$—	N/A	N/A
	6,802		$27.43	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

3.1	Articles of Amendment to Charter of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

3.2	Articles Supplementary to Charter of the Company (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

10.1
Second Amendment to Employment Agreement between Equity One and Mark Langer dated March 10, 2015 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

10.2
Common Stock Purchase Agreement, dated as of March 18, 2015, between Equity One, Inc. and Gazit First Generation LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2015 and incorporated by reference herein).

10.3
Registration Rights Agreement, dated as of March 18, 2015, between Equity One, Inc. and Gazit First Generation LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2015 and incorporated by reference herein).

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

EQUITY ONE, INC.

Date:	May 8, 2015	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2015	/s/ Angela Valdes
Angela Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
3.1	Articles of Amendment to Charter of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

3.2	Articles Supplementary to Charter of the Company (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

10.1
Second Amendment to Employment Agreement between Equity One and Mark Langer dated March 10, 2015 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015 and incorporated by reference herein).

10.2
Common Stock Purchase Agreement, dated as of March 18, 2015, between Equity One, Inc. and Gazit First Generation LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2015 and incorporated by reference herein).

10.3
Registration Rights Agreement, dated as of March 18, 2015, between Equity One, Inc. and Gazit First Generation LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2015 and incorporated by reference herein).

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