Form 10-Q
period 2015-06-30
EQUITY ONE, INC.
filed 2015-08-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 5, 2015, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 129,490,092.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2015 and December 31, 2014 (Unaudited) (In thousands, except share par value amounts)

	June 30, 2015	December 31, 2014
ASSETS
Properties:
Income producing	$3,207,936	$3,128,081
Less: accumulated depreciation	(406,155)	(381,533)
Income producing properties, net	2,801,781	2,746,548
Construction in progress and land	165,816	161,872
Properties held for sale	7,818	—
Properties, net	2,975,415	2,908,420
Cash and cash equivalents	17,637	27,469
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	10,109	11,859
Investments in and advances to unconsolidated joint ventures	76,440	89,218
Goodwill	5,838	6,038
Other assets	225,863	218,971
TOTAL ASSETS	$3,311,552	$3,262,225

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$310,074	$311,778
Unsecured senior notes payable	623,631	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	79,000	37,000
	1,262,705	1,329,914
Unamortized premium on notes payable, net	1,606	3,127
Total notes payable	1,264,311	1,333,041
Other liabilities:
Accounts payable and accrued expenses	51,588	49,924
Tenant security deposits	8,766	8,684
Deferred tax liability	12,919	12,567
Other liabilities	173,142	167,400
Liabilities associated with properties held for sale	7,222	—
Total liabilities	1,517,948	1,571,616
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 129,004 shares issued and outstanding at June 30, 2015; 150,000 shares authorized and 124,281 shares issued and outstanding at December 31, 2014	1,290	1,243
Additional paid-in capital	1,969,740	1,843,348
Distributions in excess of earnings	(381,090)	(360,172)
Accumulated other comprehensive loss	(2,481)	(999)
Total stockholders’ equity of Equity One, Inc.	1,587,459	1,483,420
Noncontrolling interests	206,145	207,189
Total equity	1,793,604	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,311,552	$3,262,225

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2015 and 2014 (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$68,594	$66,295	$134,385	$136,546
Expense recoveries	20,337	19,631	40,316	39,391
Percentage rent	1,173	933	3,327	3,114
Management and leasing services	631	584	1,186	1,213
Total revenue	90,735	87,443	179,214	180,264
COSTS AND EXPENSES:
Property operating	12,522	12,174	25,094	23,552
Real estate taxes	10,862	10,439	21,469	20,847
Depreciation and amortization	22,572	27,666	43,588	53,933
General and administrative	8,417	8,872	17,157	19,786
Total costs and expenses	54,373	59,151	107,308	118,118
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	36,362	28,292	71,906	62,146
OTHER INCOME AND EXPENSE:
Investment income	93	28	134	199
Equity in income of unconsolidated joint ventures	1,116	1,268	1,998	9,529
Other income	5,504	5	5,504	2,846
Interest expense	(13,244)	(16,086)	(27,503)	(32,986)
Amortization of deferred financing fees	(537)	(601)	(1,087)	(1,200)
Gain on sale of operating properties	3,355	1,141	3,338	883
(Loss) gain on extinguishment of debt	(2,701)	—	(2,563)	1,074
Impairment loss	(200)	(13,892)	(11,507)	(13,892)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	29,748	155	40,220	28,599
Income tax provision of taxable REIT subsidiaries	(187)	(79)	(151)	(612)
INCOME FROM CONTINUING OPERATIONS	29,561	76	40,069	27,987
DISCONTINUED OPERATIONS:
Operations of income producing properties	—	167	—	(65)
(Loss) gain on disposal of income producing properties	—	(144)	—	3,152
INCOME FROM DISCONTINUED OPERATIONS	—	23	—	3,087
NET INCOME	29,561	99	40,069	31,074
Net income attributable to noncontrolling interests - continuing operations	(2,507)	(2,511)	(5,009)	(7,212)
Net loss attributable to noncontrolling interests - discontinued operations	—	1	—	3
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$27,054	$(2,411)	$35,060	$23,865

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.21	$(0.02)	$0.27	$0.17
Discontinued operations	—	—	—	0.03
	$0.21	$(0.02)	$0.27	$0.20
Number of Shares Used in Computing Basic Earnings (Loss) per Share	128,969	117,813	126,866	117,744
EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.21	$(0.02)	$0.27	$0.17
Discontinued operations	—	—	—	0.03
	$0.21	$(0.02)	$0.27	$0.20
Number of Shares Used in Computing Diluted Earnings (Loss) per Share	129,144	117,813	127,079	117,981
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.44	$0.44

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$29,561	$99	$40,069	$31,074
OTHER COMPREHENSIVE INCOME (LOSS):
Net amortization of interest rate contracts included in net income	16	15	32	31
Net unrealized gain (loss) on interest rate swaps (1)	364	(3,226)	(3,220)	(4,955)
Net loss on interest rate swaps reclassified from accumulated other comprehensive loss into interest expense	859	866	1,706	1,708
Other comprehensive income (loss)	1,239	(2,345)	(1,482)	(3,216)
COMPREHENSIVE INCOME (LOSS)	30,800	(2,246)	38,587	27,858
Comprehensive income attributable to noncontrolling interests	(2,507)	(2,510)	(5,009)	(7,209)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$28,293	$(4,756)	$33,578	$20,649
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized gains (losses) of $163 and $(32) for the three and six months ended June 30, 2015, respectively and $(101) and $(262) for the same periods during 2014, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the six months ended June 30, 2015
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	124,281	$1,243	$1,843,348	$(360,172)	$(999)	$1,483,420	$207,189	$1,690,609
Issuance of common stock	4,733	47	124,765	—	—	124,812	—	124,812
Repurchase of common stock	(10)	—	(269)	—	—	(269)	—	(269)
Stock issuance costs	—	—	(657)	—	—	(657)	—	(657)
Share-based compensation expense	—	—	2,613	—	—	2,613	—	2,613
Restricted stock reclassified from liability to equity	—	—	108	—	—	108	—	108
Net income	—	—	—	35,060	—	35,060	5,009	40,069
Dividends declared on common stock	—	—	—	(55,978)	—	(55,978)	—	(55,978)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,005)	(5,005)
Reclassification of noncontrolling interest to liability	—	—	(168)	—	—	(168)	(1,048)	(1,216)
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)	—	(1,482)
BALANCE AT JUNE 30, 2015	129,004	$1,290	$1,969,740	$(381,090)	$(2,481)	$1,587,459	$206,145	$1,793,604

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2015 and 2014 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$40,069	$31,074
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(2,410)	(1,739)
Accretion of below-market lease intangibles, net	(6,379)	(11,881)
Amortization of below-market ground lease intangibles	298	298
Equity in income of unconsolidated joint ventures	(1,998)	(9,529)
Remeasurement gain on equity interests in joint ventures	(5,498)	(2,807)
Income tax provision of taxable REIT subsidiaries	151	612
Increase (decrease) in allowance for losses on accounts receivable	2,087	(675)
Amortization of premium on notes payable, net	(690)	(1,262)
Amortization of deferred financing fees	1,087	1,200
Depreciation and amortization	44,595	54,908
Share-based compensation expense	2,555	1,980
Amortization of derivatives	32	31
Gain on sale of real estate	(3,338)	(4,035)
Loss (gain) on extinguishment of debt	2,563	(1,074)
Operating distributions from joint ventures	1,824	—
Impairment loss	11,507	13,892
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(296)	(3)
Other assets	(5,820)	(4,684)
Accounts payable and accrued expenses	3,999	5,098
Tenant security deposits	98	(45)
Other liabilities	550	(741)
Net cash provided by operating activities	84,986	70,618

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(85,901)
Additions to income producing properties	(9,604)	(9,173)
Acquisition of land held for development	(750)	—
Additions to construction in progress	(35,063)	(33,423)
Deposits for the acquisition of income producing properties	—	(425)
Proceeds from sale of real estate and rental properties	4,526	56,298
Increase in cash held in escrow	—	(22,704)
Increase in deferred leasing costs and lease intangibles	(3,543)	(2,757)
Investment in joint ventures	(23,864)	(289)
(Advances to) repayments of advances to joint ventures	(71)	27
Distributions from joint ventures	1,395	16,232
Repayment of loans receivable	—	60,526
Collection of development costs tax credit	1,542	—
Net cash used in investing activities	(65,432)	(21,589)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2015 and 2014 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(22,974)	$(31,964)
Net borrowings under revolving credit facilities	42,000	42,000
Repayment of senior debt borrowings	(110,122)	—
Payment of deferred financing costs	(10)	—
Proceeds from issuance of common stock	124,812	4,852
Repurchase of common stock	(269)	(205)
Stock issuance costs	(624)	—
Dividends paid to stockholders	(55,978)	(52,289)
Purchase of noncontrolling interests	(1,216)	(763)
Distributions to noncontrolling interests	(5,005)	(6,927)
Net cash used in financing activities	(29,386)	(45,296)

Net (decrease) increase in cash and cash equivalents	(9,832)	3,733
Cash and cash equivalents at beginning of the period	27,469	25,583
Cash and cash equivalents at end of the period	$17,637	$29,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $2,463 and $2,172 in 2015 and 2014, respectively)	$29,558	$34,718

We acquired upon acquisition of certain income producing properties and land held for development:
Income producing properties	$77,071	$108,107
Intangible and other assets	8,799	7,257
Intangible and other liabilities	(13,120)	(12,175)
Net assets acquired	72,750	103,189
Assumption of mortgage note payable	(27,750)	(11,353)
Transfer of existing equity interest in joint ventures	(44,250)	(5,935)
Cash paid for income producing properties and land held for development	$750	$85,901

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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
As of June 30, 2015, our portfolio comprised 124 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, twelve development or redevelopment properties with approximately 2.7 million square feet of GLA, and six land parcels. As of June 30, 2015, our retail occupancy excluding developments and redevelopments was 95.5% and included national, regional and local tenants. Additionally, we had joint venture interests in eight retail properties and two office buildings totaling approximately 1.8 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for a full year.
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

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or "ASU") that could have a material effect on our financial statements:

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
		January 1, 2018	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
3.    Acquisitions
The following table provides a summary of acquisition activity for the six months ended June 30, 2015:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(In thousands)
June 10, 2015	Concord Shopping Plaza (2) (3)	Miami	FL	314,327		$62,200	$27,750
June 10, 2015	Shoppes of Sunset (2) (3)	Miami	FL	21,784		5,550	—
June 10, 2015	Shoppes of Sunset II (2) (3)	Miami	FL	27,676		4,250	—
January 9, 2015	Pablo Plaza Outparcel	Jacksonville	FL	0.18	(1)	750	—
Total						$72,750	$27,750
______________________________________________
(1) In acres.
(2) Properties were acquired in connection with the redemption of our joint venture interest in GRI-EQY I, LLC (the "GRI JV"). See Note 5 for further discussion.
(3) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.

The aggregate purchase price of the above property acquisitions has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$30,948	N/A
Land improvements	2,151	9.7
Buildings	42,523	39.0
Tenant improvements	1,449	31.0
In-place lease interests	7,059	18.0
Leasing commissions	856	25.2
Above-market leases	797	5.7
Lease origination costs	87	8.6
Below-market leases	(13,120)	61.5
	$72,750

During the three and six months ended June 30, 2015, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the three and six months ended June 30, 2015, we expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $178,000 and $313,000, respectively, and $142,000 and $1.5 million for the same periods in 2014, respectively, which are included in general and administrative costs in the condensed consolidated statements of operations.
4.    Dispositions
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties. Although we expect our pace of disposition activity to slow, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida. We may also consider the opportunistic sale of certain core properties which have relatively limited potential for future net operating income growth. While we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
In March 2015, we sold Park Promenade, a 128,848 square foot shopping center located in Orlando, Florida, for gross proceeds of $4.8 million.
During the six months ended June 30, 2014, we sold eight properties for an aggregate sales price of $58.6 million. The results of operations for two of the properties sold are presented as discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2014 as they were previously classified as held for sale and reported as discontinued operations prior to the adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
In November 2014, we executed a contract for the sale of a property located in Massachusetts that was subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the mortgage loan on the property. During the three months ended March 31, 2015, we concluded that our carrying value of the property was not recoverable based on our projected undiscounted cash flows from the property, which took into consideration the increased probability of sale as a result of our ongoing discussions with the lender, and recognized an impairment loss of $10.4 million. As of June 30, 2015, the contingencies associated with the sale were satisfied, and the property was classified as held for sale. In July 2015, we closed on the sale of the property for a gross sales price of approximately $8.0 million, including the purchaser's assumption of the $6.5 million mortgage encumbering the property.

5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	June 30, 2015	December 31, 2014
Investments in unconsolidated joint ventures:				(In thousands)
GRI-EQY I, LLC (2)	—	GA, SC, FL	—	$—	$12,629
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	10,665	10,534
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,308	19,256
Equity One JV Portfolio, LLC (3)	6	FL, MA, NJ	30.0%	44,028	44,689
Other Equity Investment (4)			45.0%	253	—
Total				75,600	88,454
Advances to unconsolidated joint ventures				840	764
Investments in and advances to unconsolidated joint ventures				$76,440	$89,218
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) In June 2015, our interest in the GRI JV was redeemed. As of December 31, 2014, the joint venture had 10 properties, our ownership interest was 10.0%, and the investment balance was presented net of deferred gains of $3.3 million associated with the disposition of assets by us to the joint venture.
(3) The investment balance as of June 30, 2015 and December 31, 2014 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
(4) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of June 30, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and totaled $1.3 million and $9.5 million, respectively, for the same periods in 2014. Equity in income of unconsolidated joint ventures for the six months ended June 30, 2014 included our proportionate share of the gain on the sale of Vernola Marketplace, a property held by one of our joint ventures, of $7.4 million, including $1.6 million attributable to a noncontrolling interest. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of operations, totaled $631,000 and $1.2 million for the three and six months ended June 30, 2015, respectively, and $584,000 and $1.2 million for the same periods in 2014, respectively.
As of June 30, 2015 and December 31, 2014, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $135.7 million and $220.5 million, respectively, of which our aggregate proportionate share was $40.7 million and $49.4 million, respectively.
GRI JV
In June 2015, we entered into an agreement with Global Retail Investors, LLC, our joint venture partner, in which the parties agreed to dissolve the joint venture and, as part of the dissolution, distribute certain properties in kind to the existing members of the joint venture. In connection with the transaction, we purchased an additional 11.3% interest in the joint venture for $23.5 million, which increased our membership interest in the joint venture from 10.0% to 21.3%. The joint venture then redeemed our membership interest by distributing three operating properties (Concord Shopping Plaza, Shoppes at Sunset and Shoppes at Sunset II), totaling 363,787 square feet to us, which are included in our retail portfolio as of June 30, 2015. For the three and six months ended June 30, 2015, we recognized a gain of $5.5 million, which is included in other income in our condensed consolidated statements of operations, from the remeasurement of the fair value of our equity interest in the joint venture using a discounted cash flow analysis immediately prior to the redemption. Additionally, for the three and six months ended June 30, 2015, we recognized a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture which is included in gain on sale of operating properties in our condensed consolidated statements of operations.
6.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30, 2015	December 31, 2014
	(In thousands)
Lease intangible assets, net	$107,378	$106,064
Leasing commissions, net	40,192	39,141
Prepaid expenses and other receivables	29,682	26,880
Straight-line rent receivables, net	26,737	24,412
Deferred financing costs, net	8,184	9,322
Deposits and mortgage escrows	7,496	6,356
Furniture, fixtures and equipment, net	3,370	3,809
Fair value of interest rate swap	297	681
Deferred tax asset	2,527	2,306
Total other assets	$225,863	$218,971
7.    Borrowings
Mortgage Notes Payable
As of June 30, 2015, the weighted average interest rate of our mortgage notes payable was 5.63%. Included in liabilities associated with assets held for sale is a mortgage note payable of $6.5 million with an interest rate of 8.07% per annum.
In March 2015, we prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%.
In connection with the redemption of our interest in the GRI JV in June 2015, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million. The loan bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018.
Unsecured Senior Notes
As of June 30, 2015, the weighted average interest rate of our unsecured senior notes was 4.96%.
In April 2015, we redeemed our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $2.6 million. In connection with the redemption, we recognized a loss on the early extinguishment of debt of $2.7 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $600.0 million of unsecured revolving credit and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of June 30, 2015, the facility fee was 0.20% per annum. As of June 30, 2015, we had drawn $79.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. As of December 31, 2014, we had drawn $37.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. As of June 30, 2015, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, excluding outstanding letters of credit with an aggregate face amount of $2.1 million and outstanding borrowings of $79.0 million.

We also had a $5.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2014. The facility bore interest at LIBOR plus 1.25% per annum and expired on May 7, 2015.
Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of June 30, 2015 and December 31, 2014, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 2.62% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of June 30, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $297,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.1 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.8 million as an increase to interest expense.
8.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30, 2015	December 31, 2014
	(In thousands)
Lease intangible liabilities, net	$162,604	$157,486
Prepaid rent	9,878	9,607
Other	660	307
Total other liabilities	$173,142	$167,400

9.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed N.V. ("DIM"), Southeast US Holdings, B.V. and C&C Delaware, Inc. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of June 30, 2015, DIM had federal and state net operating loss carry forwards of $5.2 million and $2.2 million, respectively, which begin to expire in 2027. As of June 30, 2015, IRT had federal and state net operating loss carry forwards of $2.0 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2010.

10.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	June 30, 2015	December 31, 2014
	(In thousands)
CapCo	$206,145	$206,145
DIM (1)	—	1,044
Total noncontrolling interests included in total equity	$206,145	$207,189
______________________________________________
(1) As of December 31, 2014, our ownership interest in DIM was 98.0%. In February 2015, we entered into a settlement agreement to acquire the remaining 2.0% interests held by minority shareholders, which was completed in April 2015 after the Dutch court's approval of the agreement.
Noncontrolling interests represent the portion of equity that we do not own in certain entities that we consolidate. We account for and report our noncontrolling interests in accordance with the provisions under the Consolidation Topic of the FASB ASC.
11.    Stockholders' Equity and Earnings (Loss) Per Share
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

The following summarizes the calculation of basic and diluted EPS and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Income from continuing operations	$29,561	$76	$40,069	$27,987
Net income attributable to noncontrolling interests - continuing operations	(2,507)	(2,511)	(5,009)	(7,212)
Income (loss) from continuing operations attributable to Equity One, Inc.	27,054	(2,435)	35,060	20,775
Allocation of continuing income to participating securities	(108)	(224)	(222)	(438)
Income (loss) from continuing operations available to common stockholders	26,946	(2,659)	34,838	20,337

Income from discontinued operations	—	23	—	3,087
Net loss attributable to noncontrolling interests - discontinued operations	—	1	—	3
Income from discontinued operations available to common stockholders	—	24	—	3,090
Net income (loss) available to common stockholders	$26,946	$(2,635)	$34,838	$23,427

Weighted average shares outstanding — Basic	128,969	117,813	126,866	117,744
Stock options using the treasury method	107	—	133	205
Non-participating restricted stock using the treasury method	8	—	8	6
Executive incentive plan shares using the treasury method	60	—	72	26
Weighted average shares outstanding — Diluted	129,144	117,813	127,079	117,981

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.21	$(0.02)	$0.27	$0.17
Discontinued operations	—	—	—	0.03
Earnings (loss) per common share — Basic	$0.21	$(0.02)	$0.27	$0.20

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.21	$(0.02)	$0.27	$0.17
Discontinued operations	—	—	—	0.03
Earnings (loss) per common share — Diluted	$0.21	$(0.02)	$0.27	$0.20
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the period. The computation of diluted EPS for three months ended June 30, 2014 did not include 2.9 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $11.59 to $26.66 as the effect would be anti-dilutive. The computation of diluted EPS for the six months ended June 30, 2014 did not include 1.6 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $22.78 to $26.66, because the option prices were greater than the average market price of our common shares during the period.
The computation of diluted EPS for both the three and six months ended June 30, 2015 and 2014 did not include 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

12.    Share-Based Payments
The following table presents stock option activity during the six months ended June 30, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2015	1,208	$22.37
Exercised	(349)	$24.40
Outstanding at June 30, 2015	859	$21.54	4.3	$1,708
Exercisable at June 30, 2015	709	$21.26	3.3	$1,637
The total cash received from options exercised during the six months ended June 30, 2015 was $3.0 million. The total intrinsic value of options exercised during the six months ended June 30, 2015 was $883,000.
The following table presents information regarding restricted stock activity during the six months ended June 30, 2015:

	Unvested Shares		Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2015	180		$22.91
Granted	389		$25.84
Vested	(84)		$23.92
Forfeited	(1)	(1)	$22.57
Unvested at June 30, 2015	484		$25.09
____________________________________________
(1) During the six months ended June 30, 2015, 591 shares of restricted stock were forfeited.
During the six months ended June 30, 2015, we granted approximately 389,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. The total grant-date value of the approximately 84,000 shares of restricted stock that vested during the six months ended June 30, 2015 was approximately $2.0 million.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Restricted stock expense	$1,191	$20	$2,416	$1,776
Stock option expense	78	322	181	401
Employee stock purchase plan discount	9	9	16	17
Total equity-based expense	1,278	351	2,613	2,194
Restricted stock classified as a liability	113	26	174	131
Total expense	1,391	377	2,787	2,325
Less amount capitalized	(105)	(164)	(232)	(345)
Net share-based compensation expense	$1,286	$213	$2,555	$1,980

As of June 30, 2015, we had $13.0 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 2.7 years.
Employment Related Agreement
Matthew Ostrower
On January 26, 2015, we entered into a four-year employment agreement with Matthew Ostrower to serve as our Chief Financial Officer. Mr. Ostrower’s employment agreement provides for an annual base salary of $500,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Ostrower is eligible for an annual target performance bonus of $400,000. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Ostrower was reimbursed approximately $30,000 for expenses incurred in relocating to New York in connection with his employment.
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
13.    Commitments and Contingencies
As of June 30, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations.
As of June 30, 2015, we have invested an aggregate of approximately $118.4 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $159.2 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $11.9 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of June 30, 2015 will have a material adverse effect on our financial condition, results of operations or cash flows.

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
15.    Fair Value Measurements
Recurring Fair Value Measurements
As of June 30, 2015 and December 31, 2014, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of June 30, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $297,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.1 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The net unrealized gain (loss) on our interest rate swaps was $1.0 million and $(1.5) million for the three and six months ended June 30, 2015, respectively, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2015	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$297	$—	$297	$—
Classified as a liability in accounts payable and accrued expenses	$2,140	$—	$2,140	$—

December 31, 2014
Interest rate derivatives:
Classified as an asset in other assets	$681	$—	$681	$—
Classified as a liability in accounts payable and accrued expenses	$952	$—	$952	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2015, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of June 30, 2015, none of which were reported in the condensed consolidated statements of operations because they were documented and qualified as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of June 30, 2015:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses(1)
	(In thousands)
Operating properties held for sale	7,950	—	7,950	—	10,444
Total	$7,950	$—	$7,950	$—	$10,444
____________________________________________
(1) Total losses exclude an impairment of $864,000 recognized related to a property sold during the six months ended June 30, 2015, based on the sales contract.
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
During the six months ended June 30, 2015, we recognized an impairment loss of $10.4 million on a property classified as held for sale. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract and, therefore, is classified within Level 2 of the fair value hierarchy. During the year ended December 31, 2014, we recognized $15.1 million of impairment losses on operating properties. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2015 and December 31, 2014 was approximately $338.0 million and $337.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes was $320.0 million and $316.3 million as of June 30, 2015 and December 31, 2014, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2015 and December 31, 2014 was approximately $648.5 million and $772.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $622.4 million and $729.8 million as of June 30, 2015 and December 31, 2014, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of June 30, 2015 and December 31, 2014 was approximately $248.9 million and $249.8 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both June 30, 2015 and December 31, 2014.
The fair market value calculations of our debt as of June 30, 2015 and December 31, 2014 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of June 30, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $297,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.1 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. See Note 15 above for a discussion of the method used to value the interest rate swaps.
17.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$140,254	$1,508,031	$1,327,213	$(83)	$2,975,415
Investment in affiliates	2,795,213	—	—	(2,795,213)	—
Other assets	229,297	101,990	821,271	(816,421)	336,137
TOTAL ASSETS	$3,164,764	$1,610,021	$2,148,484	$(3,611,717)	$3,311,552
LIABILITIES
Total notes payable	$1,551,449	$121,544	$351,918	$(760,600)	$1,264,311
Other liabilities	25,856	101,260	182,425	(55,904)	253,637
TOTAL LIABILITIES	1,577,305	222,804	534,343	(816,504)	1,517,948
EQUITY	1,587,459	1,387,217	1,614,141	(2,795,213)	1,793,604
TOTAL LIABILITIES AND EQUITY	$3,164,764	$1,610,021	$2,148,484	$(3,611,717)	$3,311,552

Condensed Consolidating Balance Sheet As of December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,293	$1,503,390	$1,266,820	$(83)	$2,908,420
Investment in affiliates	2,760,512	—	—	(2,760,512)	—
Other assets	225,509	97,820	840,654	(810,178)	353,805
TOTAL ASSETS	$3,124,314	$1,601,210	$2,107,474	$(3,570,773)	$3,262,225
LIABILITIES
Total notes payable	$1,616,764	$122,580	$354,297	$(760,600)	$1,333,041
Other liabilities	24,130	102,988	161,118	(49,661)	238,575
TOTAL LIABILITIES	1,640,894	225,568	515,415	(810,261)	1,571,616
EQUITY	1,483,420	1,375,642	1,592,059	(2,760,512)	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,124,314	$1,601,210	$2,107,474	$(3,570,773)	$3,262,225

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,726	$48,791	$36,218	$—	$90,735
Equity in subsidiaries' earnings	51,466	—	—	(51,466)	—
Total costs and expenses	10,873	24,152	19,613	(265)	54,373
INCOME BEFORE OTHER INCOME AND EXPENSE AND TAX	46,319	24,639	16,605	(51,201)	36,362
Other income and (expense)	(19,057)	(1,285)	13,978	(250)	(6,614)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	27,262	23,354	30,583	(51,451)	29,748
Income tax provision of taxable REIT subsidiaries	—	(13)	(174)	—	(187)
NET INCOME	27,262	23,341	30,409	(51,451)	29,561
Other comprehensive income	1,031	—	208	—	1,239
COMPREHENSIVE INCOME	28,293	23,341	30,617	(51,451)	30,800
Comprehensive income attributable to noncontrolling interests	—	—	(2,507)	—	(2,507)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$28,293	$23,341	$28,110	$(51,451)	$28,293

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,133	$46,247	$35,063	$—	$87,443
Equity in subsidiaries' earnings	27,418	—	—	(27,418)	—
Total costs and expenses	10,337	25,559	23,529	(274)	59,151
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,214	20,688	11,534	(27,144)	28,292
Other income and (expense)	(25,699)	(4,646)	2,450	(242)	(28,137)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(2,485)	16,042	13,984	(27,386)	155
Income tax benefit (provision) of taxable REIT subsidiaries	—	26	(105)	—	(79)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,485)	16,068	13,879	(27,386)	76
Income (loss) from discontinued operations	7	(53)	68	1	23
NET INCOME (LOSS)	(2,478)	16,015	13,947	(27,385)	99
Other comprehensive loss	(2,278)	—	(67)	—	(2,345)
COMPREHENSIVE (LOSS) INCOME	(4,756)	16,015	13,880	(27,385)	(2,246)
Comprehensive income attributable to noncontrolling interests	—	—	(2,510)	—	(2,510)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,756)	$16,015	$11,370	$(27,385)	$(4,756)

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$11,411	$96,113	$71,690	$—	$179,214
Equity in subsidiaries' earnings	93,920	—	—	(93,920)	—
Total costs and expenses	21,143	47,418	39,289	(542)	107,308
INCOME BEFORE OTHER INCOME AND EXPENSE AND TAX	84,188	48,695	32,401	(93,378)	71,906
Other income and (expense)	(49,070)	(3,181)	21,065	(500)	(31,686)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	35,118	45,514	53,466	(93,878)	40,220
Income tax benefit (provision) of taxable REIT subsidiaries	—	221	(372)	—	(151)
NET INCOME	35,118	45,735	53,094	(93,878)	40,069
Other comprehensive (loss) income	(1,540)	—	58	—	(1,482)
COMPREHENSIVE INCOME	33,578	45,735	53,152	(93,878)	38,587
Comprehensive income attributable to noncontrolling interests	—	—	(5,009)	—	(5,009)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$33,578	$45,735	$48,143	$(93,878)	$33,578

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$12,717	$98,163	$69,384	$—	$180,264
Equity in subsidiaries' earnings	78,261	—	—	(78,261)	—
Total costs and expenses	23,445	51,501	43,659	(487)	118,118
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	67,533	46,662	25,725	(77,774)	62,146
Other income and (expense)	(43,868)	(6,584)	17,390	(485)	(33,547)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	23,665	40,078	43,115	(78,259)	28,599
Income tax benefit (provision) of taxable REIT subsidiaries	—	7	(619)	—	(612)
INCOME FROM CONTINUING OPERATIONS	23,665	40,085	42,496	(78,259)	27,987
Income from discontinued operations	7	3,057	17	6	3,087
NET INCOME	23,672	43,142	42,513	(78,253)	31,074
Other comprehensive loss	(3,023)	—	(193)	—	(3,216)
COMPREHENSIVE INCOME	20,649	43,142	42,320	(78,253)	27,858
Comprehensive income attributable to noncontrolling interests	—	—	(7,209)	—	(7,209)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,649	$43,142	$35,111	$(78,253)	$20,649

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(50,829)	$64,906	$70,909	$84,986
INVESTING ACTIVITIES:
Additions to income producing properties	(1,367)	(4,726)	(3,511)	(9,604)
Acquisition of land held for development	—	(750)	—	(750)
Additions to construction in progress	(4,755)	(19,229)	(11,079)	(35,063)
Proceeds from sale of real estate and rental properties	—	4,526	—	4,526
Increase in deferred leasing costs and lease intangibles	(546)	(1,749)	(1,248)	(3,543)
Investment in joint ventures	(253)	—	(23,611)	(23,864)
Advances to joint ventures	—	—	(71)	(71)
Distributions from joint ventures	—	—	1,395	1,395
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	48,109	(43,480)	(4,629)	—
Net cash provided by (used in) investing activities	41,188	(63,866)	(42,754)	(65,432)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(1,040)	(21,934)	(22,974)
Net borrowings under revolving credit facilities	42,000	—	—	42,000
Repayment of senior debt borrowings	(110,122)	—	—	(110,122)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,812	—	—	124,812
Repurchase of common stock	(269)	—	—	(269)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(55,978)	—	—	(55,978)
Purchase of noncontrolling interest	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(5,005)	(5,005)
Net cash used in financing activities	(191)	(1,040)	(28,155)	(29,386)
Net decrease in cash and cash equivalents	(9,832)	—	—	(9,832)
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$17,637	$—	$—	$17,637

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(55,029)	$62,676	$62,971	$70,618
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(5,551)	(85,901)
Additions to income producing properties	(1,027)	(3,796)	(4,350)	(9,173)
Additions to construction in progress	(1,199)	(24,865)	(7,359)	(33,423)
Deposits for the acquisition of income producing properties	(425)	—	—	(425)
Proceeds from sale of real estate and rental properties	9,374	29,598	17,326	56,298
Increase in cash held in escrow	(22,704)	—	—	(22,704)
Increase in deferred leasing costs and lease intangibles	(259)	(1,782)	(716)	(2,757)
Investment in joint ventures	—	—	(289)	(289)
Repayments of advances to joint ventures	—	—	27	27
Distributions from joint ventures	—	—	16,232	16,232
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	80,644	26,159	(106,803)	—
Net cash provided by (used in) investing activities	64,404	(55,036)	(30,957)	(21,589)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(7,640)	(24,324)	(31,964)
Net borrowings under revolving credit facilities	42,000	—	—	42,000
Proceeds from issuance of common stock	4,852	—	—	4,852
Repurchase of common stock	(205)	—	—	(205)
Dividends paid to stockholders	(52,289)	—	—	(52,289)
Purchase of noncontrolling interests	—	—	(763)	(763)
Distributions to noncontrolling interests	—	—	(6,927)	(6,927)
Net cash used in financing activities	(5,642)	(7,640)	(32,014)	(45,296)
Net increase in cash and cash equivalents	3,733	—	—	3,733
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$29,316	$—	$—	$29,316

18. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2015 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.

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
As of June 30, 2015, our portfolio comprised 124 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, twelve development or redevelopment properties with approximately 2.7 million square feet of GLA, and six land parcels. As of June 30, 2015, our retail occupancy excluding developments and redevelopments was 95.5% and included national, regional and local tenants. Additionally, we had joint venture interests in eight retail properties and two office buildings totaling approximately 1.8 million square feet of GLA.
We have continued to see increasing interest from prospective small shop tenants during the first half of 2015 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are commodity-oriented retailers and are thus less susceptible to economic cycles. As of June 30, 2015, approximately 59% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. We also continue to reinvest proceeds from dispositions into higher quality assets located in urban markets or markets with significant barriers to entry. We believe this continued diversification of our portfolio has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, Washington D.C., South Florida and Atlanta while selectively disposing of assets which are located outside of our target markets or which have relatively limited prospects for future net operating income growth. We also actively seek opportunities to develop or redevelop centers in high density markets with strong demographic characteristics and established markets with high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
While the markets in which we operate continued to experience gradual improvement in general economic conditions during the first half of 2015, the rate of economic recovery has varied across our operating regions. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from e-commerce. We believe the continued growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers, should continue to help mitigate the impact of these challenges on our business, and we anticipate that our same-property net operating income (as defined in "Results of Operations" below) for 2015 will reflect an increase of 3.0% to 3.5% as compared to 2014.
The execution of our business strategy during the second quarter of 2015 resulted in:

•
the acquisition of three shopping centers, totaling 363,787 square feet located in Miami, Florida, from the GRI JV upon the redemption of our interest in the joint venture. Prior to the redemption, we made an additional cash investment in the GRI JV of $23.5 million. This transaction resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture and a $5.5 million gain due to the remeasurement of our existing equity investment to fair value. In connection with the transaction, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million, which bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018;

•
the redemption of our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015, resulting in a loss on the early extinguishment of debt of $2.7 million, which was comprised of a make-whole premium and deferred fees and costs associated with the notes;

•	the acquisition of the remaining 2.0% interest in DIM for $1.2 million;

•
the signing of 41 new leases totaling 312,551 square feet, including, on a same-space(1) basis, 30 new leases totaling 154,157 square feet at an average rental rate of $15.93 per square foot in 2015 (excluding $21.06 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.84 per square foot, resulting in a 7.4% average rent spread on a cash basis;

•
the renewal and extension of 63 leases totaling 425,761 square feet, including on a same-space basis, 61 leases totaling 399,961 square feet at an average rental rate of $15.28 per square foot in 2015 (excluding $6.00 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $13.30 per square foot, resulting in a 14.9% average rent spread on a cash basis;

•	the increase in retail occupancy(2) excluding developments and redevelopments to 95.5% at June 30, 2015 from 94.2% at June 30, 2014 and from 95.2% at March 31, 2015; and

•	the increase in occupancy on a same-property basis(3) to 95.5% at June 30, 2015 from 94.8% at June 30, 2014, and flat compared to 95.5% at March 31, 2015.
Including the above, for the six months ended June 30, 2015, the execution of our business strategy resulted in:

•
the issuance of 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million, a portion of which were used in April 2015 to fund the redemption of our $107.5 million 5.375% unsecured senior notes due October 2015;

•	the acquisition of a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000;

•	the sale of one non-core asset located in Orlando, Florida for gross proceeds of $4.8 million; and

•	the prepayment, without penalty, of a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%.
________________________

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

(2)	Our retail occupancy excludes non-retail properties and properties held in unconsolidated joint ventures.

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
Our primary cash expenses consist of our property operating expenses, which include repairs and maintenance, management expenses, insurance, and utilities; real estate taxes; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loans and a revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended June 30, 2015, we moved four properties (Serramonte Shopping Center, Countryside Shops, Pablo Plaza and El Novillo) totaling 1.2 million square feet out of the same-property pool as they are undergoing redevelopment.
Same-Property NOI
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain/loss on sale of operating properties, gain/loss on extinguishment of debt and other income. NOI includes management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
Same-property NOI increased by $2.1 million, or 4.5%, and $3.2 million, or 3.5%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases and lower recoverable expenses, partially offset by higher bad debt expense. Same-property NOI including redevelopments increased $2.3 million, or 4.3%, and $4.7 million, or 4.4% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

Same-property NOI is reconciled to income from continuing operations before tax and discontinued operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except number of properties)
Same-property NOI	$48,100	$46,038	$93,603	$90,413
Redevelopment property NOI	8,609	8,328	17,908	16,413
Same-property NOI including redevelopments	56,709	54,366	111,511	106,826
Other non same-property NOI	1,748	2,821	5,521	7,941
Adjustments (1)	640	(446)	66	977
Total NOI	59,097	56,741	117,098	115,744
Add:
Straight-line rent adjustment	1,279	1,076	2,410	1,738
Accretion of below-market lease intangibles, net	3,552	3,675	6,379	11,656
Management and leasing services income	631	584	1,186	1,213
Elimination of intercompany expenses	2,792	2,754	5,578	5,514
Equity in income of unconsolidated joint ventures	1,116	1,268	1,998	9,529
Investment income	93	28	134	199
Gain on sale of operating properties	3,355	1,141	3,338	883
Other income	5,504	5	5,504	2,846
Less:
Depreciation and amortization expense	22,572	27,666	43,588	53,933
General and administrative expense	8,417	8,872	17,157	19,786
Interest expense	13,244	16,086	27,503	32,986
Amortization of deferred financing fees	537	601	1,087	1,200
Loss (gain) on extinguishment of debt	2,701	—	2,563	(1,074)
Impairment loss	200	13,892	11,507	13,892
Income from continuing operations before tax and discontinued operations	$29,748	$155	$40,220	$28,599

Growth in same-property NOI	4.5%		3.5%
Number of properties (2)	97		96

Growth in same-property NOI including redevelopments	4.3%		4.4%
Number of properties (3)	108		107
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

Comparison of the Three Months Ended June 30, 2015 to 2014
The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2015 as compared to the same period in 2014:

	Three Months Ended June 30,
	2015	2014	% Change
	(In thousands)
Total revenue	$90,735	$87,443	3.8%
Property operating	12,522	12,174	2.9%
Real estate taxes	10,862	10,439	4.1%
Depreciation and amortization	22,572	27,666	(18.4)%
General and administrative expenses	8,417	8,872	(5.1)%
Other income	5,504	5	NM
Interest expense	13,244	16,086	(17.7)%
Gain on sale of operating properties	3,355	1,141	NM
Loss on extinguishment of debt	2,701	—	NM
Impairment loss	200	13,892	(98.6)%
Net income	29,561	99	NM
Net income (loss) attributable to Equity One, Inc.	27,054	(2,411)	NM
______________________________________________
* NM = Not meaningful
Total revenue increased by $3.3 million, or 3.8%, to $90.7 million in 2015 from $87.4 million in 2014. The increase was primarily attributable to the following:

•
an increase of approximately $4.2 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and a $1.0 million lease termination fee received during the second quarter of 2015;

•	an increase of approximately $2.1 million related to higher rents from development and redevelopment projects; and

•	an increase of approximately $380,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $3.4 million associated with properties sold in 2015 and 2014.
Property operating expenses increased by $348,000, or 2.9%, to $12.5 million in 2015 from $12.2 million in 2014. The increase primarily consisted of the following:

•	an increase of approximately $790,000 in operating expenses for development and redevelopment properties; and

•	a net increase of approximately $445,000 in same-property expenses primarily attributable to higher bad debt expense; partially offset by

•	a decrease of approximately $920,000 associated with properties sold in 2015 and 2014.
Real estate tax expense increased by $423,000, or 4.1%, to $10.9 million in 2015 from $10.4 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $684,000 in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $340,000 associated with properties sold in 2015 and 2014.
Depreciation and amortization decreased by $5.1 million, or 18.4%, to $22.6 million for 2015 from $27.7 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $5.3 million primarily related to accelerated depreciation of assets razed as part of redevelopment projects in 2014;

•	a decrease of approximately $700,000 associated with properties sold in 2015 and 2014; and

•	a decrease of approximately $450,000 due to assets becoming fully depreciated and amortized during 2015 and 2014; partially offset by

•	an increase of approximately $1.2 million related to new depreciable assets added during 2015 and 2014 associated with completed redevelopment and development projects; and

•	an increase of approximately $180,000 related to depreciation on properties acquired in 2015.
General and administrative expenses decreased by $455,000, or 5.1%, to $8.4 million for 2015 from $8.9 million in 2014. The decrease was primarily related to the following:

•
a decrease of approximately $340,000 in Board of Director fees primarily as a result of stock-based compensation recognized in 2014 for stock awards granted to our Chairman and the acceleration of stock awards with respect to a separation agreement with one of our directors; and

•	a decrease of approximately $290,000 in professional fees primarily related to legal fees; partially offset by

•	an increase of approximately $185,000 in employment costs related to our executive transition, including the effect of the modification of share-based compensation awards.
Other income of $5.5 million in 2015 relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption.
Interest expense decreased by $2.8 million, or 17.7%, to $13.2 million for 2015 from $16.1 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $1.3 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•	a decrease of approximately $1.1 million due to the April 2015 redemption of our 5.375% unsecured senior notes due October 2015;

•	a decrease of approximately $365,000 due to lower interest expense associated with the unsecured revolving credit facilities; and

•	a decrease of approximately $340,000 due to lower interest expense associated with the term loan; partially offset by

•	an increase of approximately $280,000 primarily due to the completion of several redevelopment projects for which allocated interest expense had previously been capitalized.
The gain on the sale of operating properties of $3.4 million in 2015 is primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture. The gain on sale of operating properties of $1.1 million in 2014 was primarily due to the sale of four properties located in Florida.
We recorded a loss on extinguishment of debt of $2.7 million in 2015 from the redemption of our 5.375% unsecured senior notes due October 2015, which was comprised of a make-whole premium and deferred fees and costs associated with the notes.
In 2015, we recorded a goodwill impairment loss of $200,000. In 2014, we recorded an impairment loss in continuing operations of $13.9 million, consisting of $9.6 million of impairment charges related to income producing properties held and used, $2.2 million of impairment charges related to operating properties sold and $2.1 million of impairment charges related to operating properties held for sale.
As a result of the foregoing, net income increased by $29.5 million to $29.6 million for 2015 compared to $99,000 in 2014. Net income attributable to Equity One, Inc. increased by $29.5 million to $27.1 million for 2015 compared to a loss of $2.4 million in 2014.

Comparison of the Six Months Ended June 30, 2015 to 2014
The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2015 as compared to the same period in 2014:

	Six Months Ended June 30,
	2015	2014	% Change
	(In thousands)
Total revenue	$179,214	$180,264	(0.6)%
Property operating	25,094	23,552	6.5%
Real estate taxes	21,469	20,847	3.0%
Depreciation and amortization	43,588	53,933	(19.2)%
General and administrative expenses	17,157	19,786	(13.3)%
Equity in income of unconsolidated joint ventures	1,998	9,529	(79.0)%
Other income	5,504	2,846	93.4%
Interest expense	27,503	32,986	(16.6)%
Gain on sale of operating properties	3,338	883	NM
(Loss) gain on extinguishment of debt	(2,563)	1,074	NM
Impairment loss	11,507	13,892	(17.2)%
Income from discontinued operations	—	3,087	(100.0)%
Net income	40,069	31,074	28.9%
Net income attributable to Equity One, Inc.	35,060	23,865	46.9%
______________________________________________
* NM = Not meaningful
Total revenue decreased by $1.1 million, or 0.6%, to $179.2 million in 2015 from $180.3 million in 2014. The decrease was primarily attributable to the following:

•
a decrease of approximately $4.4 million related to the recognition in 2014 of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing; and

•	a decrease of approximately $7.5 million associated with properties sold in 2015 and 2014; partially offset by

•
an increase of approximately $5.6 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and a $1.0 million lease termination fee received during the second quarter of 2015;

•	an increase of approximately $4.0 million related to higher rents from development and redevelopment projects; and

•	an increase of approximately $1.3 million associated with properties acquired in 2015 and 2014.
Property operating expenses increased by $1.5 million, or 6.5%, to $25.1 million in 2015 from $23.6 million in 2014. The increase primarily consisted of the following:

•
a net increase of approximately $2.3 million in same-property expenses primarily due to higher bad debt expense of $2.1 million in part due to the reversal of $1.1 million in 2014 in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants;

•	an increase of approximately $960,000 in operating expenses for development and redevelopment properties; and

•	an increase of approximately $140,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $1.9 million associated with properties sold in 2015 and 2014.

Real estate tax expense increased by $622,000, or 3.0%, to $21.5 million in 2015 from $20.8 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $1.1 million in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $785,000 associated with properties sold in 2015 and 2014.
Depreciation and amortization decreased by $10.3 million, or 19.2%, to $43.6 million for 2015 from $53.9 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $9.2 million related to accelerated depreciation of assets razed as part of redevelopment projects in 2014;

•	a decrease of approximately $1.8 million due to assets becoming fully depreciated and amortized during 2015 and 2014; and

•	a decrease of approximately $1.5 million associated with properties sold in 2015 and 2014; partially offset by

•	an increase of approximately $2.0 million related to new depreciable assets added during 2015 and 2014 associated with completed redevelopment and development projects;

•	an increase of approximately $180,000 related to depreciation on properties acquired in 2015.
General and administrative expenses decreased by $2.6 million, or 13.3%, to $17.2 million for 2015 from $19.8 million in 2014. The decrease was primarily related to the following:

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of approximately $1.2 million;

•
a decrease of approximately $960,000 in employment costs primarily due to higher capitalized payroll expense and lower payroll expenses, severance costs, signing bonus payments and other costs associated with our 2014 reorganization;

•
a decrease of approximately $285,000 in Board of Director fees primarily as a result of stock-based compensation recognized in 2014 for stock awards granted to our Chairman and the acceleration of stock awards with respect to a separation agreement; and

•	a decrease of approximately $285,000 in professional fees primarily related to legal fees.
We recorded $2.0 million of equity in income of unconsolidated joint ventures in 2015 compared to $9.5 million in 2014. The decrease was primarily related to the 2014 sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest).
Other income of $5.5 million in 2015 relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest immediately prior to the redemption. Other income of $2.8 million in 2014 relates to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.

Interest expense decreased by $5.5 million, or 16.6%, to $27.5 million for 2015 from $33.0 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $2.7 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•	a decrease of approximately $1.1 million due to the April 2015 redemption of our 5.375% unsecured senior notes due October 2015;

•	a decrease of approximately $680,000 due to lower interest expense and unused facility fees associated with the unsecured revolving credit facilities;

•	a decrease of approximately $670,000 due to lower interest expense associated with the term loan; and

•	a decrease of approximately $290,000 due to higher capitalized interest associated with our redevelopment projects.
We recorded a gain on the sale of operating properties of $3.3 million in 2015 primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture. We recorded a gain on sale of operating properties of $883,000 in 2014 due to the sale of eight properties.
We recorded a (loss) gain on extinguishment of debt of $(2.6) million and $1.1 million in 2015 and 2014, respectively. The loss in 2015 primarily resulted from the redemption of our 5.375% unsecured senior notes due October 2015, which was comprised of a make-whole premium and deferred fees and costs associated with the notes. The gain in 2014 primarily related to the sale of Brawley Commons. The property was encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.
In 2015, we recorded an impairment loss in continuing operations of $11.5 million, consisting of $864,000 related to an income producing property sold, $10.4 million related to a property held for sale and a goodwill impairment loss of $200,000. In 2014, we recorded an impairment loss in continuing operations of $13.9 million, consisting of $9.6 million of impairment charges related to income producing properties, $2.2 million of impairment charges related to operating properties sold and $2.1 million of impairment charges related to operating properties held for sale.
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
As a result of the foregoing, net income increased by $9.0 million to $40.1 million for 2015 compared to $31.1 million in 2014. Net income attributable to Equity One, Inc. increased by $11.2 million to $35.1 million for 2015 compared to $23.9 million in 2014.
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
The following table reflects the reconciliation of FFO to net income (loss) attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to Equity One, Inc.	$27,054	$(2,411)	$35,060	$23,865
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	22,251	27,385	42,950	53,320
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	1,027	1,070	2,060	2,121
Gain on disposal of depreciable assets, net of tax (1) (2)	(3,355)	(997)	(3,338)	(4,005)
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (3) (4)	(5,498)	—	(5,498)	(8,007)
Impairments of depreciable real estate, net of tax (1)	—	13,892	11,061	13,892
Funds from operations	41,479	38,939	82,295	81,186
Earnings attributed to noncontrolling interest (5)	2,499	2,499	4,998	4,998
Funds from operations available to diluted common shareholders	$43,978	$41,438	$87,293	$86,184

Funds from operations per diluted common share	$0.31	$0.32	$0.63	$0.67
Weighted average diluted shares (6)	140,502	129,441	138,437	129,338
__________________________________________

(1)	Includes amounts classified as discontinued operations.

(2)	Includes the recognition of deferred gains of $3.3 million associated with the past disposition of assets by us to the GRI JV for the three and six months ended June 30, 2015.

(3)	Includes the remeasurement of the fair value of our equity interest in the GRI JV of $5.5 million for the three and six months ended June 30, 2015.

(4)
Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest, for the six months ended June 30, 2014.

(5)
Represents earnings attributed to convertible units held by LIH. Although these convertible units are excluded from the calculation of earnings per diluted share, FFO available to diluted shareholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share.

(6)
Weighted average diluted shares used to calculate FFO per share are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

Critical Accounting Policies
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three and six months ended June 30, 2015, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.

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
As of June 30, 2015, we had approximately $17.6 million of cash and cash equivalents available. In addition, we had a revolving credit facility providing for borrowings of up to $600.0 million of which the maximum was available to be drawn thereunder, based on the financial covenants contained in the facility. As of June 30, 2015, we had drawn $79.0 million against the facility which bore interest at a weighted average rate of 1.22% per annum. As of June 30, 2015, we had outstanding letters of credit with an aggregate face amount of $2.1 million. Our $5.0 million credit facility expired on May 7, 2015.
In April 2015, we redeemed our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015 at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $2.6 million. During the remainder of 2015, we have approximately $3.5 million in scheduled debt maturities and normal recurring principal amortization payments.
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
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of June 30, 2015, we have invested an aggregate of approximately $118.4 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $159.2 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $11.9 million in the next one to two years based on our current plans and estimates.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2015:

•
We acquired three shopping centers, totaling 363,787 square feet located in Miami, Florida, from the GRI JV upon the redemption of our interest in the joint venture. Prior to the redemption, we made an additional cash investment in the GRI JV of $23.5 million. This transaction resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture and a $5.5 million gain due to the remeasurement of our existing equity investment to fair value. In connection with the transaction, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million, which bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018;

•
We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million, a portion of which were used in April 2015 to fund the redemption of our $107.5 million 5.375% unsecured senior notes due October 2015, resulting in a loss on the early extinguishment of debt of $2.7 million;

•	We acquired the remaining 2.0% interest in DIM for $1.2 million;

•	We sold one non-core asset located in Orlando, Florida for gross proceeds of $4.8 million;

•	We received proceeds of $3.0 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We borrowed $42.0 million under our $600.0 million line of credit;

•	We invested $48.2 million in capital expenditures to improve our properties;

•	We prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%; and

•	We acquired a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$84,986	$70,618	$14,368
Net cash used in investing activities	$(65,432)	$(21,589)	$(43,843)
Net cash used in financing activities	$(29,386)	$(45,296)	$15,910
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $85.0 million for the six months ended June 30, 2015 compared to $70.6 million in the 2014 period. The increase is due primarily to a decrease in interest expense as a result of a decrease in the amount of outstanding debt and lower transaction-related costs associated with completed or pending property acquisitions, as well as an increase in cash from our rental properties.
Net cash used in investing activities was $65.4 million for the six months ended June 30, 2015 compared to $21.6 million for the same period in 2014. Investing activities during 2015 primarily consisted of: additions to construction in progress of $35.1 million; investments in joint ventures of $23.9 million; additions to income producing properties of $9.6 million; and acquisition of land held for development of $750,000; partially offset by: proceeds related to the sale of real estate and rental properties of $4.5 million; collection of development costs tax credit of $1.5 million; and distributions from joint ventures of $1.4 million. Investing activities during 2014 primarily consisted of: acquisitions of income producing properties of $85.9 million; additions to construction in progress of $33.4 million; an increase in cash held in escrow of $22.7 million and additions to income producing properties of $9.2 million; partially offset by: proceeds from the repayment of loans receivable of $60.5 million; proceeds from the sale of real estate and rental properties of $56.3 million; and distributions from joint ventures of $16.2 million.

The following summarizes our capital expenditures:

	Six Months Ended June 30,
	2015	2014
Capital expenditures:	(In thousands)
Tenant improvements, allowances and landlord costs	$13,950	$8,200
Leasing commissions and costs	3,814	4,135
Developments	8,673	17,863
Redevelopments	13,507	12,025
Maintenance capital expenditures	5,341	4,156
Total capital expenditures	45,285	46,379
Net change in accrued capital spending	2,925	(1,026)
Capital expenditures per condensed consolidated statements of cash flows	$48,210	$45,353
The increase in tenant improvements and allowances during the six months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to expenditures associated with a new anchor tenant at Ambassador Row Courtyard and other tenant allowances across the portfolio. The decrease in development capital expenditures during the six months ended June 30, 2015 compared to the same period in 2014 was primarily the result of costs incurred in 2014 for Broadway Plaza. We capitalized internal costs related to capital expenditures of $3.5 million and $2.8 million during the six months ended June 30, 2015 and 2014, respectively, primarily related to successful leasing activities of $2.1 million and $1.8 million, respectively, development activities of $294,000 and $292,000, respectively, and redevelopment and expansion activities of $754,000 and $448,000, respectively. Capitalized interest totaled $2.5 million and $2.2 million during the six months ended June 30, 2015 and 2014, respectively, primarily related to development and redevelopment activities.
Net cash used in financing activities totaled $29.4 million for the six months ended June 30, 2015 compared to $45.3 million for the same period in 2014. During 2015, the issuance of common stock generated gross proceeds of $124.8 million and we had net borrowings under the revolving credit facilities of $42.0 million; partially offset by: the repayment of senior debt borrowings of $110.1 million; dividends paid to stockholders of $56.0 million; prepayments and repayments of mortgage debt of $23.0 million; and distributions to noncontrolling interests of $5.0 million. The largest financing outflows for 2014 related to: dividends paid to stockholders of $52.3 million; prepayments and repayments of $32.0 million of mortgage debt; and distributions to noncontrolling interests of $6.9 million; partially offset by net borrowings under the revolving credit facilities of $42.0 million and $4.9 million of proceeds from the issuance of common stock.
Future Contractual Obligations. During the six months ended June 30, 2015, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2015, we have investments in six unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report.
As of June 30, 2015, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $135.7 million (of which our aggregate proportionate share was approximately $40.7 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit. As of June 30, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations. All of our letters of credit are issued under our $600.0 million revolving credit facility.
Construction Commitments. As of June 30, 2015, we have invested an aggregate of approximately $118.4 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $159.2 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $11.9 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $43.6 million.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of June 30, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, in 2013 and 2014 we sold a total of fifty-four non-core properties. Although we expect our pace of disposition activity to slow, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida and assets located in our target markets having relatively limited prospects for future NOI growth if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution. See Note 4 to the condensed consolidated financial statements included in this report for additional discussion of the status of a disposition held for sale and the related financial statement impact.
During the six months ended June 30, 2015, we recognized impairment losses on a property sold and a property held for sale totaling $864,000 and $10.4 million, respectively. See Notes 4 and 15 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
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
As of June 30, 2015, we had $79.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $79.0 million as of June 30, 2015, a 1% change in interest rates would result in an impact to income before taxes of approximately $800,000 per year.
The fair value of our fixed-rate debt was $959.3 million as of June 30, 2015, which includes our unsecured senior notes payable and mortgage notes (except the mortgage loan for Concord Shopping Plaza with a principal balance and fair value of $27.8 million and $27.3 million, respectively, which bears interest at one-month LIBOR plus 1.35% per annum). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of June 30, 2015, would decrease by approximately $32.8 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $34.7 million. This assumes that our total outstanding fixed-rate debt remains at approximately $912.4 million, the balance as of June 30, 2015.

As of June 30, 2015, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $248.9 million as of June 30, 2015. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of June 30, 2015, would decrease by approximately $8.6 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of June 30, 2015, would increase by approximately $9.0 million.
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
In connection with our $250.0 million unsecured term loan, we entered into three interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of June 30, 2015 and December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $297,000 and $681,000, respectively, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.1 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets.
Other Market Risks
As of June 30, 2015, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of June 30, 2015 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2015, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
April 1, 2015 - April 30, 2015	2,987	(1)	$26.20	N/A	N/A
May 1, 2015 - May 31, 2015	—		$—	N/A	N/A
June 1, 2015 - June 30, 2015	185	(1)	$23.38	N/A	N/A
	3,172		$26.04	N/A	N/A
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

EQUITY ONE, INC.

Date:	August 10, 2015	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 10, 2015	/s/ Angela Valdes
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