Form 10-Q
period 2015-09-30
EQUITY ONE, INC.
filed 2015-11-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 4, 2015, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 129,492,433.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets September 30, 2015 and December 31, 2014 (Unaudited) (In thousands, except share par value amounts)

	September 30, 2015	December 31, 2014
ASSETS
Properties:
Income producing	$3,243,876	$3,128,081
Less: accumulated depreciation	(422,996)	(381,533)
Income producing properties, net	2,820,880	2,746,548
Construction in progress and land	155,131	161,872
Properties, net	2,976,011	2,908,420
Cash and cash equivalents	17,784	27,469
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	12,635	11,859
Investments in and advances to unconsolidated joint ventures	71,308	89,218
Goodwill	5,838	6,038
Other assets	224,902	218,971
TOTAL ASSETS	$3,308,728	$3,262,225

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$308,419	$311,778
Unsecured senior notes payable	623,631	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	94,000	37,000
	1,276,050	1,329,914
Unamortized premium on notes payable, net	1,337	3,127
Total notes payable	1,277,387	1,333,041
Other liabilities:
Accounts payable and accrued expenses	59,545	49,924
Tenant security deposits	8,910	8,684
Deferred tax liability	13,104	12,567
Other liabilities	169,144	167,400
Total liabilities	1,528,090	1,571,616
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 129,031 shares issued and outstanding at September 30, 2015; 150,000 shares authorized and 124,281 shares issued and outstanding at December 31, 2014	1,290	1,243
Additional paid-in capital	1,971,097	1,843,348
Distributions in excess of earnings	(392,617)	(360,172)
Accumulated other comprehensive loss	(5,277)	(999)
Total stockholders’ equity of Equity One, Inc.	1,574,493	1,483,420
Noncontrolling interests	206,145	207,189
Total equity	1,780,638	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,308,728	$3,262,225

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and nine months ended September 30, 2015 and 2014 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$68,836	$65,459	$203,221	$202,005
Expense recoveries	20,204	19,112	60,520	58,503
Percentage rent	1,153	1,171	4,480	4,285
Management and leasing services	246	635	1,432	1,848
Total revenue	90,439	86,377	269,653	266,641
COSTS AND EXPENSES:
Property operating	13,311	12,125	38,767	35,923
Real estate taxes	11,100	9,995	32,207	30,596
Depreciation and amortization	25,385	26,182	68,973	80,115
General and administrative	9,207	11,524	26,364	31,310
Total costs and expenses	59,003	59,826	166,311	177,944
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	31,436	26,551	103,342	88,697
OTHER INCOME AND EXPENSE:
Investment income	34	59	168	258
Equity in income of unconsolidated joint ventures	2,435	789	4,433	10,318
Other income	192	354	5,696	3,200
Interest expense	(12,918)	(15,860)	(40,421)	(48,846)
Amortization of deferred financing fees	(535)	(603)	(1,622)	(1,803)
Gain on sale of operating properties	614	9,775	3,952	10,658
(Loss) gain on extinguishment of debt	—	—	(2,563)	1,074
Impairment loss	(2,417)	—	(13,924)	(13,892)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	18,841	21,065	59,061	49,664
Income tax benefit (provision) of taxable REIT subsidiaries	618	(168)	467	(780)
INCOME FROM CONTINUING OPERATIONS	19,459	20,897	59,528	48,884
DISCONTINUED OPERATIONS:
Operations of income producing properties	—	(155)	—	(220)
Gain on disposal of income producing properties	—	82	—	3,234
Income tax provision of taxable REIT subsidiaries	—	(23)	—	(23)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	(96)	—	2,991
NET INCOME	19,459	20,801	59,528	51,875
Net income attributable to noncontrolling interests - continuing operations	(2,498)	(2,503)	(7,507)	(9,715)
Net loss attributable to noncontrolling interests - discontinued operations	—	9	—	12
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$16,961	$18,307	$52,021	$42,172

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.13	$0.14	$0.41	$0.32
Discontinued operations	—	—	—	0.03
	$0.13	$0.14	$0.41	$0.34	*
Number of Shares Used in Computing Basic Earnings per Share	129,013	118,860	127,590	118,119
EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.13	$0.14	$0.40	$0.32
Discontinued operations	—	—	—	0.03
	$0.13	$0.14	$0.40	$0.34	*
Number of Shares Used in Computing Diluted Earnings per Share	129,146	119,084	127,774	118,322
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66	$0.66
* Note: EPS does not foot due to the rounding of individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$19,459	$20,801	$59,528	$51,875
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	16	16	48	47
Net unrealized (loss) gain on interest rate swaps (1)	(3,673)	964	(6,893)	(3,991)
Net loss on interest rate swaps reclassified from accumulated other comprehensive loss into interest expense	861	878	2,567	2,586
Other comprehensive (loss) income	(2,796)	1,858	(4,278)	(1,358)
COMPREHENSIVE INCOME	16,663	22,659	55,250	50,517
Comprehensive income attributable to noncontrolling interests	(2,498)	(2,494)	(7,507)	(9,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,165	$20,165	$47,743	$40,814
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $272 and $304 for the three and nine months ended September 30, 2015, respectively, and $37 and $299 for the same periods during 2014, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2015
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	124,281	$1,243	$1,843,348	$(360,172)	$(999)	$1,483,420	$207,189	$1,690,609
Issuance of common stock	4,761	48	124,822	—	—	124,870	—	124,870
Repurchase of common stock	(11)	(1)	(297)	—	—	(298)	—	(298)
Stock issuance costs	—	—	(624)	—	—	(624)	—	(624)
Share-based compensation expense	—	—	3,908	—	—	3,908	—	3,908
Restricted stock reclassified from liability to equity	—	—	108	—	—	108	—	108
Net income	—	—	—	52,021	—	52,021	7,507	59,528
Dividends declared on common stock	—	—	—	(84,466)	—	(84,466)	—	(84,466)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,503)	(7,503)
Purchase of noncontrolling interests	—	—	(168)	—	—	(168)	(1,048)	(1,216)
Other comprehensive loss	—	—	—	—	(4,278)	(4,278)	—	(4,278)
BALANCE AT SEPTEMBER 30, 2015	129,031	$1,290	$1,971,097	$(392,617)	$(5,277)	$1,574,493	$206,145	$1,780,638

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2015 and 2014 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$59,528	$51,875
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(3,511)	(2,794)
Accretion of below-market lease intangibles, net	(9,516)	(15,654)
Amortization of below-market ground lease intangibles	450	450
Equity in income of unconsolidated joint ventures	(4,433)	(10,318)
Remeasurement gain on equity interests in joint ventures	(5,498)	(2,807)
Income tax (benefit) provision of taxable REIT subsidiaries	(467)	803
Increase (decrease) in allowance for losses on accounts receivable	2,616	(531)
Amortization of premium on notes payable, net	(964)	(1,887)
Amortization of deferred financing fees	1,622	1,803
Depreciation and amortization	70,597	81,548
Share-based compensation expense	3,846	5,350
Amortization of derivatives	48	47
Gain on sale of operating properties	(3,952)	(13,892)
Loss (gain) on extinguishment of debt	2,563	(1,074)
Operating distributions from joint ventures	2,699	2,385
Impairment loss	13,924	13,892
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(3,360)	1,170
Other assets	(6,057)	(5,163)
Accounts payable and accrued expenses	10,323	10,394
Tenant security deposits	226	(316)
Other liabilities	(672)	49
Net cash provided by operating activities	130,012	115,330

INVESTING ACTIVITIES:
Acquisition of income producing properties	(11,800)	(91,147)
Additions to income producing properties	(15,008)	(14,883)
Acquisition of land	(1,350)	—
Additions to construction in progress	(48,155)	(53,498)
Deposits for the acquisition of income producing properties	(2,610)	(225)
Proceeds from sale of real estate and rental properties	5,809	119,043
Decrease in cash held in escrow	—	10,662
Increase in deferred leasing costs and lease intangibles	(5,000)	(5,887)
Investment in joint ventures	(23,895)	(2,129)
Advances to joint ventures	(16)	(177)
Distributions from joint ventures	7,829	15,537
Repayment of loans receivable	—	60,526
Collection of development costs tax credit	1,542	—
Net cash (used in) provided by investing activities	(92,654)	37,822

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2015 and 2014 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(24,674)	$(33,929)
Net borrowings (repayments) under revolving credit facilities	57,000	(91,000)
Repayment of senior notes payable	(110,122)	—
Payment of deferred financing costs	(10)	—
Proceeds from issuance of common stock	124,870	112,870
Repurchase of common stock	(298)	(1,076)
Stock issuance costs	(624)	(294)
Dividends paid to stockholders	(84,466)	(79,355)
Purchase of noncontrolling interests	(1,216)	(2,954)
Distributions to noncontrolling interests	(7,503)	(9,426)
Net cash used in financing activities	(47,043)	(105,164)

Net (decrease) increase in cash and cash equivalents	(9,685)	47,988
Cash and cash equivalents at beginning of the period	27,469	25,583
Cash and cash equivalents at end of the period	$17,784	$73,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $3,702 and $3,624 in 2015 and 2014, respectively)	$44,845	$51,967

We acquired upon acquisition of certain income producing properties and land:
Income producing properties and land	$92,078	$113,358
Intangible and other assets	7,471	7,257
Intangible and other liabilities	(14,399)	(12,180)
Net assets acquired	85,150	108,435
Assumption of mortgage notes payable	(27,750)	(11,353)
Transfer of existing equity interests in joint ventures	(44,250)	(5,935)
Cash paid for income producing properties and land	$13,150	$91,147

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015
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
As of September 30, 2015, our portfolio comprised 124 properties, including 99 retail properties and five non-retail properties totaling approximately 12.5 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 2.9 million square feet of GLA, and six land parcels. As of September 30, 2015, our retail occupancy excluding developments and redevelopments was 95.6% and included national, regional and local tenants. Additionally, we had joint venture interests in seven retail properties and two office buildings totaling approximately 1.6 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for a full year.
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

Standards that are not yet adopted
ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
The standard clarifies that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset, amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
		January 1, 2016	We do not expect the adoption and implementation of this standard to have a material impact on our results of operations, financial condition or cash flows.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs
The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
January 1, 2016
We expect that the adoption of the standard will result in the presentation of debt issuance costs associated with our notes payable and term loan, which are currently included in other assets in our condensed consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

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

Standards that were adopted
ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
The standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The standard requires any adjustments to provisional amounts to be applied prospectively.
July 1, 2015
We elected to early adopt the provisions of ASU No. 2015-16. The adoption and implementation of this standard did not have a material impact on our results of operations, financial condition or cash flows.

3.    Acquisitions
The following table provides a summary of acquisition activity for the nine months ended September 30, 2015:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(In thousands)
August 27, 2015	Bird 107 Plaza (1) (2)	Miami	FL	46,571		$11,800	$—
July 23, 2015	El Novillo - land parcel	Miami Beach	FL	0.49	(3)	600	—
June 10, 2015	Concord Shopping Plaza (1) (4)	Miami	FL	314,327		62,200	27,750
June 10, 2015	Shoppes of Sunset (1) (4)	Miami	FL	21,784		5,550	—
June 10, 2015	Shoppes of Sunset II (1) (4)	Miami	FL	27,676		4,250	—
January 9, 2015	Pablo Plaza Outparcel	Jacksonville	FL	0.18	(3)	750	—
Total						$85,150	$27,750
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(2) Acquired through a reverse Section 1031 like-kind exchange agreement with a third party intermediary. See Note 6 for further discussion.
(3) In acres.
(4) Properties were acquired in connection with the redemption of our joint venture interest in GRI-EQY I, LLC (the "GRI JV"). See Note 5 for further discussion.
The aggregate purchase price of the above property acquisitions has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$44,587	N/A
Land improvements	2,948	9.8
Buildings	43,110	38.6
Tenant improvements	1,433	32.2
In-place lease interests	5,942	17.0
Leasing commissions	1,054	24.0
Above-market leases	388	6.3
Lease origination costs	87	9.7
Below-market leases	(14,399)	57.3
	$85,150

During the three and nine months ended September 30, 2015, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the three and nine months ended September 30, 2015, we expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $466,000 and $779,000, respectively, and $122,000 and $1.6 million for the same periods in 2014, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.

4.    Dispositions
The following table provides a summary of disposition activity during the nine months ended September 30, 2015:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
Income producing property sold					(In thousands)

July 23, 2015	Webster Plaza	Webster	MA	201,425	$7,975
March 26, 2015	Park Promenade	Orlando	FL	128,848	4,800
Total					$12,775
In November 2014, we executed a contract for the sale of Webster Plaza that was subject to a number of significant contingencies, including the requirement that we obtain lender consent to a potential buyer’s assumption of the mortgage loan on the property. During the three months ended March 31, 2015, we concluded that our carrying value of the property was not recoverable based on our projected undiscounted cash flows from the property, which took into consideration the increased probability of sale as a result of our ongoing discussions with the lender, and recognized an impairment loss of $10.4 million. In July 2015, we closed on the sale of the property for a gross sales price of approximately $8.0 million, including the purchaser's assumption of the $6.4 million mortgage encumbering the property.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties. Although our pace of disposition activity has slowed in 2015, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida. We may also consider the opportunistic sale of certain core properties which have relatively limited potential for future net operating income growth. While we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
During the nine months ended September 30, 2014, we sold 16 properties for an aggregate sales price of $123.1 million. The results of operations for two of the properties sold are presented as discontinued operations in the condensed consolidated statement of income for the nine months ended September 30, 2014 as they were previously classified as held for sale and reported as discontinued operations prior to the adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

5.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	September 30, 2015	December 31, 2014
Investments in unconsolidated joint ventures:				(In thousands)
GRI-EQY I, LLC (2)	—	GA, SC, FL	—	$—	$12,629
G&I Investment South Florida Portfolio, LLC (3)	2	FL	20.0%	5,845	10,534
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,364	19,256
Equity One JV Portfolio, LLC (4)	6	FL, MA, NJ	30.0%	43,698	44,689
Other Equity Investment (5)			45.0%	284	—
Total				70,537	88,454
Advances to unconsolidated joint ventures				771	764
Investments in and advances to unconsolidated joint ventures				$71,308	$89,218
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
(3) In October 2015, G&I Investment South Florida Portfolio, LLC closed on the sale of Penn Dutch Plaza. See Note 19 for further discussion.
(4) The investment balance as of September 30, 2015 and December 31, 2014 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
(5) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of September 30, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $2.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, and totaled $789,000 and $10.3 million, respectively, for the same periods in 2014. Equity in income of unconsolidated joint ventures for the nine months ended September 30, 2014 included our proportionate share of the gain on the sale of Vernola Marketplace, a property held by one of our joint ventures, of $7.4 million, including $1.6 million attributable to a noncontrolling interest. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled $246,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively, and $635,000 and $1.8 million for the same periods in 2014, respectively.
In September 2015, our joint venture, G&I Investment South Florida Portfolio, LLC, closed on the sale of Plantation Marketplace, a 227,517 square foot grocery-anchored shopping center located in Plantation, Florida, for a sales price of $32.9 million. In connection with the sale, the joint venture recognized a gain on sale of $7.6 million, of which our proportionate share was $1.5 million, which is included in equity in income of unconsolidated joint ventures in our condensed consolidated statements of income for the three and nine months ended September 30, 2015.
As of September 30, 2015 and December 31, 2014, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $135.1 million and $220.5 million, respectively, of which our aggregate proportionate share was $40.5 million and $49.4 million, respectively. In October 2015, Equity One JV Portfolio, LLC incurred mortgage debt of $25.0 million in connection with the refinancing of an existing mortgage loan of $12.5 million and a new mortgage loan. The two mortgage loans bear interest at a weighted average rate of 3.89% per annum. Our aggregate proportionate share of the debt incurred was $7.5 million.

GRI JV
In June 2015, we entered into an agreement with Global Retail Investors, LLC, our joint venture partner, in which the parties agreed to dissolve the joint venture and, as part of the dissolution, distribute certain properties in kind to the existing members of the joint venture. In connection with the transaction, we purchased an additional 11.3% interest in the joint venture for $23.5 million, which increased our membership interest in the joint venture from 10.0% to 21.3%. The joint venture then redeemed our membership interest by distributing three operating properties (Concord Shopping Plaza, Shoppes at Sunset and Shoppes at Sunset II), totaling 363,787 square feet to us, which are included in our retail portfolio as of September 30, 2015. For the nine months ended September 30, 2015, we recognized a gain of $5.5 million, which is included in other income in our condensed consolidated statements of income, from the remeasurement of the fair value of our equity interest in the joint venture using a discounted cash flow analysis immediately prior to the redemption. Additionally, for the nine months ended September 30, 2015, we recognized a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture which is included in gain on sale of operating properties in our condensed consolidated statements of income.
6.    Variable Interest Entity

In conjunction with the acquisition of Bird 107 Plaza, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary is the legal owner of the entity that owns this property. The agreement that governs the operation of this entity provides us with the power to direct the activities that most significantly impact the entity's economic performance. This entity was deemed a VIE primarily because it may not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date.
The majority of the operations of the VIE were funded with cash flows generated from the property. We did not provide financial support to the VIE which we were not previously contractually required to provide; our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may have experienced.
7.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	September 30, 2015	December 31, 2014
	(In thousands)
Lease intangible assets, net	$102,289	$106,064
Leasing commissions, net	40,627	39,141
Prepaid expenses and other receivables	28,076	26,880
Straight-line rent receivables, net	27,840	24,412
Deposits and mortgage escrows	11,476	6,356
Deferred financing costs, net	7,649	9,322
Furniture, fixtures and equipment, net	3,603	3,809
Fair value of interest rate swap	—	681
Deferred tax asset	3,342	2,306
Total other assets	$224,902	$218,971
8.    Borrowings
Mortgage Notes Payable
As of September 30, 2015, the weighted average interest rate of our mortgage notes payable was 5.63%.

In March 2015, we prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32% per annum. In October 2015, we prepaid, without penalty, a mortgage loan which had a balance of $24.7 million and bore interest at a rate of 5.85% per annum.
In connection with the redemption of our interest in the GRI JV in June 2015, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million. The loan bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018.
Unsecured Senior Notes
As of September 30, 2015, the weighted average interest rate of our unsecured senior notes was 4.96%.
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
Unsecured Revolving Credit Facility
Our primary credit facility is with a syndicate of banks and provides $600.0 million of unsecured revolving credit and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of September 30, 2015, the facility fee was 0.20% per annum. As of September 30, 2015, we had drawn $94.0 million against the facility, which bore interest at a weighted average rate of 1.20% per annum. As of December 31, 2014, we had drawn $37.0 million against the facility, which bore interest at a weighted average rate of 1.22% per annum. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. As of September 30, 2015, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, excluding outstanding letters of credit with an aggregate face amount of $2.1 million and outstanding borrowings of $94.0 million.
Term Loan and Interest Rate Swaps
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of September 30, 2015 and December 31, 2014, we had three interest rate swaps which collectively convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 2.62% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of September 30, 2015, the fair value of our interest rate swaps was a liability of $4.4 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.7 million as an increase to interest expense.

9.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	September 30, 2015	December 31, 2014
	(In thousands)
Lease intangible liabilities, net	$159,786	$157,486
Prepaid rent	8,771	9,607
Other	587	307
Total other liabilities	$169,144	$167,400

10.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed N.V. ("DIM") and C&C Delaware, Inc. During August 2015, Southeast US Holdings, B.V. merged into DIM. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of September 30, 2015, DIM had federal and state net operating loss carry forwards of $5.2 million and $2.4 million, respectively, which begin to expire in 2027. As of September 30, 2015, IRT had federal and state net operating loss carry forwards of $2.1 million and $1.6 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2011.
11.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	September 30, 2015	December 31, 2014
	(In thousands)
C&C (US) No. 1, Inc.	$206,145	$206,145
DIM (1)	—	1,044
Total noncontrolling interests included in total equity	$206,145	$207,189
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

12.    Stockholders' Equity and Earnings Per Share
In March 2015, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $27.05 per share. In the concurrent private placement, 600,000 shares were purchased by Gazit First Generation LLC, an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The underwriters held an option to purchase up to 585,000 shares of our common stock, which ultimately went unexercised. The offerings generated net proceeds to us of approximately $121.3 million before expenses. The stock issuance costs and underwriting discounts were approximately $589,000. We used the net proceeds to fund the redemption of our 5.375% unsecured senior notes due October 2015 and for general corporate purposes, including the repayment of other secured and unsecured debt.

The following summarizes the calculation of basic and diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Income from continuing operations	$19,459	$20,897	$59,528	$48,884
Net income attributable to noncontrolling interests - continuing operations	(2,498)	(2,503)	(7,507)	(9,715)
Income from continuing operations attributable to Equity One, Inc.	16,961	18,394	52,021	39,169
Allocation of continuing income to participating securities	(103)	(1,265)	(325)	(1,703)
Income from continuing operations available to common stockholders	16,858	17,129	51,696	37,466

Income from discontinued operations	—	(96)	—	2,991
Net loss attributable to noncontrolling interests - discontinued operations	—	9	—	12
Income from discontinued operations available to common stockholders	—	(87)	—	3,003
Net income available to common stockholders	$16,858	$17,042	$51,696	$40,469

Weighted average shares outstanding — Basic	129,013	118,860	127,590	118,119
Stock options using the treasury method	87	178	117	162
Non-participating restricted stock using the treasury method	9	46	7	24
Executive incentive plan shares using the treasury method	37	—	60	17
Weighted average shares outstanding — Diluted	129,146	119,084	127,774	118,322

Basic earnings per share available to common stockholders:
Continuing operations	$0.13	$0.14	$0.41	$0.32
Discontinued operations	—	—	—	0.03
Earnings per common share — Basic	$0.13	$0.14	$0.41	$0.34	*

Diluted earnings per share available to common stockholders:
Continuing operations	$0.13	$0.14	$0.40	$0.32
Discontinued operations	—	—	—	0.03
Earnings per common share — Diluted	$0.13	$0.14	$0.40	$0.34	*
* Note: EPS does not foot due to the rounding of the individual calculations.
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the period. The computation of diluted EPS for three and nine months ended September 30, 2014 did not include 1.3 million and 1.5 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $23.52 to $26.66 and $23.04 to $26.66, respectively, because the option prices were greater than the average market price of our common shares during these respective periods and their inclusion would be anti-dilutive.

The computation of diluted EPS for both the three and nine months ended September 30, 2015 and 2014 did not include 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.
13.    Share-Based Payments
The following table presents stock option activity during the nine months ended September 30, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2015	1,208	$22.37
Exercised	(349)	$24.40
Outstanding at September 30, 2015	859	$21.54	4.1	$2,405
Exercisable at September 30, 2015	709	$21.26	3.1	$2,184
The total cash received from options exercised during the nine months ended September 30, 2015 was $3.0 million. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $883,000.
The following table presents information regarding restricted stock activity during the nine months ended September 30, 2015:

	Unvested Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2015	180	$22.91
Granted	392	$25.84
Vested	(109)	$24.26
Forfeited	(1)	$22.57
Unvested at September 30, 2015	462	$25.07
During the nine months ended September 30, 2015, we granted approximately 392,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. The total grant-date value of the approximately 109,000 shares of restricted stock that vested during the nine months ended September 30, 2015 was approximately $2.6 million.

Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Restricted stock expense	$1,205	$3,260	$3,621	$5,036
Stock option expense	78	124	259	525
Employee stock purchase plan discount	12	8	28	25
Total equity-based expense	1,295	3,392	3,908	5,586
Restricted stock classified as a liability	112	79	286	210
Total expense	1,407	3,471	4,194	5,796
Less amount capitalized	(116)	(101)	(348)	(446)
Net share-based compensation expense	$1,291	$3,370	$3,846	$5,350
As of September 30, 2015, we had $11.6 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 2.5 years.
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
14.    Commitments and Contingencies
As of September 30, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations.
As of September 30, 2015, we have invested an aggregate of approximately $94.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $154.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of September 30, 2015 will have a material adverse effect on our financial condition, results of operations or cash flows.
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
16.    Fair Value Measurements
Recurring Fair Value Measurements
As of September 30, 2015 and December 31, 2014, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of September 30, 2015, the fair value of our interest rate swaps was a liability of $4.4 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. The net unrealized losses on our interest rate swaps was $2.6 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following are assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2015	(In thousands)
Interest rate derivatives:
Classified as a liability in accounts payable and accrued expenses	$4,428	$—	$4,428	$—

December 31, 2014
Interest rate derivatives:
Classified as an asset in other assets	$681	$—	$681	$—
Classified as a liability in accounts payable and accrued expenses	$952	$—	$952	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2015, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of September 30, 2015, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of September 30, 2015:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Land held and used	$6,200	$—	$—	$6,200	(2)	$2,417
Total	$6,200	$—	$—	$6,200		$2,417
____________________________________________
(1) Total losses exclude impairments of $11.3 million recognized related to properties sold during the nine months ended September 30, 2015, primarily based on sales contracts and a goodwill impairment loss of $200,000 related to an operating property.
(2) Management reconsidered its plans related to this land parcel and increased the likelihood that the holding period may be shorter than previously estimated due to updated disposition plans.
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2014:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$22,700	$—	$—	$22,700	(2)	$15,111
Land held and used	7,370	—	—	7,370		2,230
Total	$30,070	$—	$—	$30,070		$17,341
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
17.    Fair Value of Financial Instruments
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
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2015 and December 31, 2014 was approximately $326.7 million and $337.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes was $310.9 million and $316.3 million as of September 30, 2015 and December 31, 2014, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2015 and December 31, 2014 was approximately $633.1 million and $772.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $622.5 million and $729.8 million as of September 30, 2015 and December 31, 2014, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of September 30, 2015 and December 31, 2014 was approximately $242.8 million and $249.8 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million as of both September 30, 2015 and December 31, 2014.
The fair market value calculations of our debt as of September 30, 2015 and December 31, 2014 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of September 30, 2015, the fair value of our interest rate swaps was a liability of $4.4 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets. See Note 16 above for a discussion of the method used to value the interest rate swaps.

18.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes and our term loan and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,050	$1,505,152	$1,332,892	$(83)	$2,976,011
Investment in affiliates	2,795,308	—	—	(2,795,308)	—
Other assets	234,859	103,050	814,702	(819,894)	332,717
TOTAL ASSETS	$3,168,217	$1,608,202	$2,147,594	$(3,615,285)	$3,308,728
LIABILITIES
Total notes payable	$1,566,517	$121,013	$350,457	$(760,600)	$1,277,387
Other liabilities	27,207	104,458	178,415	(59,377)	250,703
TOTAL LIABILITIES	1,593,724	225,471	528,872	(819,977)	1,528,090
EQUITY	1,574,493	1,382,731	1,618,722	(2,795,308)	1,780,638
TOTAL LIABILITIES AND EQUITY	$3,168,217	$1,608,202	$2,147,594	$(3,615,285)	$3,308,728

Condensed Consolidating Balance Sheet As of December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,293	$1,503,390	$1,266,820	$(83)	$2,908,420
Investment in affiliates	2,760,512	—	—	(2,760,512)	—
Other assets	225,509	97,820	840,654	(810,178)	353,805
TOTAL ASSETS	$3,124,314	$1,601,210	$2,107,474	$(3,570,773)	$3,262,225
LIABILITIES
Total notes payable	$1,616,764	$122,580	$354,297	$(760,600)	$1,333,041
Other liabilities	24,130	102,988	161,118	(49,661)	238,575
TOTAL LIABILITIES	1,640,894	225,568	515,415	(810,261)	1,571,616
EQUITY	1,483,420	1,375,642	1,592,059	(2,760,512)	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,124,314	$1,601,210	$2,107,474	$(3,570,773)	$3,262,225

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,002	$48,292	$36,145	$—	$90,439
Equity in subsidiaries' earnings	36,129	—	—	(36,129)	—
Total costs and expenses	11,537	25,471	22,233	(238)	59,003
INCOME BEFORE OTHER INCOME AND EXPENSE AND TAX	30,594	22,821	13,912	(35,891)	31,436
Other income and (expense)	(13,859)	(1,255)	3,674	(1,155)	(12,595)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	16,735	21,566	17,586	(37,046)	18,841
Income tax benefit (provision) of taxable REIT subsidiaries	—	815	(197)	—	618
NET INCOME	16,735	22,381	17,389	(37,046)	19,459
Other comprehensive loss	(2,570)	—	(226)	—	(2,796)
COMPREHENSIVE INCOME	14,165	22,381	17,163	(37,046)	16,663
Comprehensive income attributable to noncontrolling interests	—	—	(2,498)	—	(2,498)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,165	$22,381	$14,665	$(37,046)	$14,165

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,631	$45,740	$35,006	$—	$86,377
Equity in subsidiaries' earnings	46,680	—	—	(46,680)	—
Total costs and expenses	15,965	24,634	19,486	(259)	59,826
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	36,346	21,106	15,520	(46,421)	26,551
Other income and (expense)	(18,073)	3,135	9,695	(243)	(5,486)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	18,273	24,241	25,215	(46,664)	21,065
Income tax provision of taxable REIT subsidiaries	—	(70)	(98)	—	(168)
INCOME FROM CONTINUING OPERATIONS	18,273	24,171	25,117	(46,664)	20,897
Income (loss) from discontinued operations	35	(15)	(117)	1	(96)
NET INCOME	18,308	24,156	25,000	(46,663)	20,801
Other comprehensive income	1,857	—	1	—	1,858
COMPREHENSIVE INCOME	20,165	24,156	25,001	(46,663)	22,659
Comprehensive income attributable to noncontrolling interests	—	—	(2,494)	—	(2,494)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,165	$24,156	$22,507	$(46,663)	$20,165

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$17,414	$144,405	$107,834	$—	$269,653
Equity in subsidiaries' earnings	130,049	—	—	(130,049)	—
Total costs and expenses	32,680	72,889	61,521	(779)	166,311
INCOME BEFORE OTHER INCOME AND EXPENSE AND TAX	114,783	71,516	46,313	(129,270)	103,342
Other income and (expense)	(62,930)	(4,436)	24,740	(1,655)	(44,281)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	51,853	67,080	71,053	(130,925)	59,061
Income tax benefit (provision) of taxable REIT subsidiaries	—	1,036	(569)	—	467
NET INCOME	51,853	68,116	70,484	(130,925)	59,528
Other comprehensive loss	(4,110)	—	(168)	—	(4,278)
COMPREHENSIVE INCOME	47,743	68,116	70,316	(130,925)	55,250
Comprehensive income attributable to noncontrolling interests	—	—	(7,507)	—	(7,507)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$47,743	$68,116	$62,809	$(130,925)	$47,743

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$18,348	$143,903	$104,390	$—	$266,641
Equity in subsidiaries' earnings	124,939	—	—	(124,939)	—
Total costs and expenses	39,410	76,135	63,145	(746)	177,944
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	103,877	67,768	41,245	(124,193)	88,697
Other income and (expense)	(61,939)	(3,450)	27,084	(728)	(39,033)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	41,938	64,318	68,329	(124,921)	49,664
Income tax provision of taxable REIT subsidiaries	—	(63)	(717)	—	(780)
INCOME FROM CONTINUING OPERATIONS	41,938	64,255	67,612	(124,921)	48,884
Income (loss) from discontinued operations	42	3,042	(100)	7	2,991
NET INCOME	41,980	67,297	67,512	(124,914)	51,875
Other comprehensive loss	(1,166)	—	(192)	—	(1,358)
COMPREHENSIVE INCOME	40,814	67,297	67,320	(124,914)	50,517
Comprehensive income attributable to noncontrolling interests	—	—	(9,703)	—	(9,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$40,814	$67,297	$57,617	$(124,914)	$40,814

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(69,697)	$99,146	$100,563	$130,012
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(11,800)	(11,800)
Additions to income producing properties	(1,753)	(7,985)	(5,270)	(15,008)
Acquisition of land	—	(1,350)	—	(1,350)
Additions to construction in progress	(5,696)	(24,717)	(17,742)	(48,155)
Deposits for the acquisition of income producing properties	(2,610)	—	—	(2,610)
Proceeds from sale of real estate and rental properties	—	4,527	1,282	5,809
Increase in deferred leasing costs and lease intangibles	(1,011)	(2,527)	(1,462)	(5,000)
Investment in joint ventures	(284)	—	(23,611)	(23,895)
Advances to joint ventures	—	—	(16)	(16)
Distributions from joint ventures	—	—	7,829	7,829
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	85,016	(67,064)	(17,952)	—
Net cash provided by (used in) investing activities	73,662	(97,574)	(68,742)	(92,654)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(1,572)	(23,102)	(24,674)
Net borrowings under revolving credit facilities	57,000	—	—	57,000
Repayment of senior notes payable	(110,122)	—	—	(110,122)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,870	—	—	124,870
Repurchase of common stock	(298)	—	—	(298)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(84,466)	—	—	(84,466)
Purchase of noncontrolling interests	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(7,503)	(7,503)
Net cash used in financing activities	(13,650)	(1,572)	(31,821)	(47,043)
Net decrease in cash and cash equivalents	(9,685)	—	—	(9,685)
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$17,784	$—	$—	$17,784

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(76,340)	$96,730	$94,940	$115,330
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(10,797)	(91,147)
Additions to income producing properties	(1,422)	(7,182)	(6,279)	(14,883)
Additions to construction in progress	(3,181)	(37,776)	(12,541)	(53,498)
Deposits for the acquisition of income producing properties	(225)	—	—	(225)
Proceeds from sale of real estate and rental properties	35,009	56,609	27,425	119,043
Decrease in cash held in escrow	10,662	—	—	10,662
Increase in deferred leasing costs and lease intangibles	(488)	(2,706)	(2,693)	(5,887)
Investment in joint ventures	—	—	(2,129)	(2,129)
Advances to joint ventures	—	—	(177)	(177)
Distributions from joint ventures	—	—	15,537	15,537
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	142,828	(14,995)	(127,833)	—
Net cash provided by (used in) investing activities	183,183	(86,400)	(58,961)	37,822
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(8,139)	(25,790)	(33,929)
Net repayments under revolving credit facilities	(91,000)	—	—	(91,000)
Proceeds from issuance of common stock	112,870	—	—	112,870
Repurchase of common stock	(1,076)	—	—	(1,076)
Stock issuance costs	(294)	—	—	(294)
Dividends paid to stockholders	(79,355)	—	—	(79,355)
Purchase of noncontrolling interests	—	(2,191)	(763)	(2,954)
Distributions to noncontrolling interests	—	—	(9,426)	(9,426)
Net cash used in financing activities	(58,855)	(10,330)	(35,979)	(105,164)
Net increase in cash and cash equivalents	47,988	—	—	47,988
Cash and cash equivalents at beginning of the period	25,583	—	—	25,583
Cash and cash equivalents at end of the period	$73,571	$—	$—	$73,571

19. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2015 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.
In October 2015, we entered into a $50.0 million forward starting interest rate swap to mitigate the risk of interest rate volatility associated with new debt expected to be issued in 2016. The interest rate swap, which locks in the 10-year treasury rate and swap spread at a fixed rate of 2.12%, has been designated and qualified as a cash flow hedge.
In October 2015, we issued a notice of redemption of our 6.00% unsecured senior notes, which have a principal balance of $105.2 million and are scheduled to mature in September 2016, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $4.8 million. In connection with the redemption in November 2015, we anticipate recognizing a loss on the early extinguishment of debt of $4.8 million, which is comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.
In October 2015, our joint venture, G&I Investment South Florida Portfolio, LLC, closed on the sale of Penn Dutch Plaza, a 156,000 square foot shopping center located in Margate, Florida, for a sales price of $18.5 million. In connection with the sale, the joint venture recognized a gain on sale of $7.1 million, of which our proportionate share was $1.4 million.
In October 2015, we acquired a property located in Massachusetts for a gross purchase price of $85.0 million.

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
As of September 30, 2015, our portfolio comprised 124 properties, including 99 retail properties and five non-retail properties totaling approximately 12.5 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 2.9 million square feet of GLA, and six land parcels. As of September 30, 2015, our retail occupancy excluding developments and redevelopments was 95.6% and included national, regional and local tenants. Additionally, we had joint venture interests in seven retail properties and two office buildings totaling approximately 1.6 million square feet of GLA.
We have witnessed increasing interest from prospective small shop tenants during 2015 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are commodity-oriented retailers and are thus less susceptible to economic cycles. As of September 30, 2015, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While the markets in which we operate have experienced gradual improvement in general economic conditions during 2015, the rate of economic recovery has varied across our operating regions. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from e-commerce. We believe that recent growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers should help to mitigate the impact of these challenges on our business, and we anticipate that our same-property net operating income excluding redevelopments (as defined in "Results of Operations" below) for 2015 will reflect an increase of 3.5% to 4.0% as compared to 2014.
The execution of our business strategy during the third quarter of 2015 resulted in:

•	the acquisition of one shopping center located in Miami, Florida totaling 46,571 square feet of GLA for a purchase price of $11.8 million;

•	the acquisition of a land parcel at El Novillo in Miami Beach, Florida for $600,000;

•	the sale of one non-core asset located in Webster, Massachusetts for gross proceeds of $8.0 million;

•	the sale of a property held by one of our joint ventures for gross proceeds of $32.9 million, resulting in a gain of $7.6 million, of which our proportionate share was $1.5 million;

•
the signing of 48 new leases totaling 263,199 square feet, including, on a same-space(1) basis, 30 new leases totaling 50,464 square feet at an average rental rate of $22.81 per square foot in 2015 (excluding $17.13 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $21.46 per square foot, resulting in a 6.3% average rent spread on a cash basis;

•
the renewal and extension of 63 leases totaling 337,041 square feet, including on a same-space basis, 57 leases totaling 310,591 square feet at an average rental rate of $16.62 per square foot in 2015 (excluding $0.09 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.85 per square foot, resulting in an 11.9% average rent spread on a cash basis;

•	the increase in retail occupancy(2) excluding developments and redevelopments to 95.6% at September 30, 2015 from 94.4% at September 30, 2014 and from 95.5% at June 30, 2015; and

•	the increase in occupancy on a same-property basis(3) to 95.5% at September 30, 2015 from 94.7% at September 30, 2014, and flat compared to 95.5% at June 30, 2015.
Including the above, for the nine months ended September 30, 2015, the execution of our business strategy resulted in:

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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended September 30, 2015, we moved two properties (Medford and Cashmere Corners) totaling 148,364 square feet out of the same-property pool as they are undergoing redevelopment.
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
Same-property NOI increased by $2.1 million, or 4.7%, and $5.4 million, or 4.1%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, respectively. The increase in same-property NOI for the three months ended September 30, 2015 was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases. The increase in same-property NOI for the nine months ended September 30, 2015 was driven by a net increase in minimum rent and an increase in recovery income, net of recoverable expenses, partially offset by higher bad debt expense. Same-property NOI including redevelopments increased $2.4 million, or 4.4%, and $7.1 million, or 4.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, respectively.

Same-property NOI is reconciled to income from continuing operations before tax and discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except number of properties)
Same-property NOI	$47,464	$45,318	$138,349	$132,916
Redevelopment property NOI	9,587	9,317	28,492	26,816
Same-property NOI including redevelopments	57,051	54,635	166,841	159,732
Other non same-property NOI	2,968	1,754	11,210	11,399
Adjustments (1)	(1,322)	(318)	(2,257)	685
Total NOI	58,697	56,071	175,794	171,816
Add:
Straight-line rent adjustment	1,101	1,056	3,511	2,794
Accretion of below-market lease intangibles, net	3,137	3,773	9,516	15,429
Management and leasing services income	246	635	1,432	1,848
Elimination of intercompany expenses	2,847	2,722	8,426	8,235
Equity in income of unconsolidated joint ventures	2,435	789	4,433	10,318
Investment income	34	59	168	258
Gain on sale of operating properties	614	9,775	3,952	10,658
Other income	192	354	5,696	3,200
Less:
Depreciation and amortization expense	25,385	26,182	68,973	80,115
General and administrative expense	9,207	11,524	26,364	31,310
Interest expense	12,918	15,860	40,421	48,846
Amortization of deferred financing fees	535	603	1,622	1,803
Loss (gain) on extinguishment of debt	—	—	2,563	(1,074)
Impairment loss	2,417	—	13,924	13,892
Income from continuing operations before tax and discontinued operations	$18,841	$21,065	$59,061	$49,664

Growth in same-property NOI	4.7%		4.1%
Number of properties (2)	94		93

Growth in same-property NOI including redevelopments	4.4%		4.5%
Number of properties (3)	107		106
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
(2) The same-property pool includes only those properties that the company consolidated, owned and operated for the entirety of both periods being compared and excludes non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared.
(3) The same-property pool including redevelopments includes those properties that the company consolidated, owned and operated for the entirety of both periods being compared, including properties for which significant redevelopment occurred during either of the periods being compared, but excluding non-retail properties and development properties.

Comparison of the Three Months Ended September 30, 2015 to 2014
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2015 as compared to the same period in 2014:

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Total revenue	$90,439	$86,377	4.7%
Property operating expenses	13,311	12,125	9.8%
Real estate tax expense	11,100	9,995	11.1%
Depreciation and amortization expense	25,385	26,182	(3.0)%
General and administrative expenses	9,207	11,524	(20.1)%
Equity in income of unconsolidated joint ventures	2,435	789	NM
Interest expense	12,918	15,860	(18.5)%
Gain on sale of operating properties	614	9,775	NM
Impairment loss	2,417	—	NM
Net income	19,459	20,801	(6.5)%
Net income attributable to Equity One, Inc.	16,961	18,307	(7.4)%
______________________________________________
* NM = Not meaningful
Total revenue increased by $4.1 million, or 4.7%, to $90.4 million in 2015 from $86.4 million in 2014. The increase was primarily attributable to the following:

•	an increase of approximately $2.5 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases;

•
an increase of approximately $2.4 million related to higher rents from development and redevelopment projects, including approximately $800,000 associated with lease termination fees received during the third quarter of 2015; and

•	an increase of approximately $1.4 million associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $1.9 million associated with properties sold in 2015 and 2014; and

•	a decrease in management and leasing services income of approximately $300,000 associated with the unwinding of the GRI JV.
Property operating expenses increased by $1.2 million, or 9.8%, to $13.3 million in 2015 from $12.1 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $1.0 million in same-property expenses primarily due to lease termination costs;

•	an increase of approximately $600,000 in operating expenses for development and redevelopment properties; and

•	an increase of approximately $270,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $600,000 associated with properties sold in 2015 and 2014.

Real estate tax expense increased by $1.1 million, or 11.1%, to $11.1 million in 2015 from $10.0 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $775,000 in real estate tax expense across our portfolio of properties; and

•	an increase of approximately $205,000 associated with properties acquired in 2015.
Depreciation and amortization expense decreased by $797,000, or 3.0%, to $25.4 million for 2015 from $26.2 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $2.3 million primarily related to accelerated depreciation of assets razed as part of redevelopment projects in 2014;

•	a decrease of approximately $750,000 due to assets becoming fully depreciated and amortized during 2015 and 2014; and

•	a decrease of approximately $375,000 associated with properties sold in 2015 and 2014; partially offset by

•	an increase of approximately $1.8 million related to new depreciable assets added during 2015 and 2014 associated with completed redevelopment and development projects; and

•	an increase of approximately $730,000 related to depreciation on properties acquired in 2015.
General and administrative expenses decreased by $2.3 million, or 20.1%, to $9.2 million for 2015 from $11.5 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $2.7 million in employment costs primarily due to our 2014 reorganization and CEO transition; and

•	a decrease of approximately $410,000 in Board of Director fees primarily as a result of stock-based compensation recognized in 2014 for stock awards granted to our Chairman; partially offset by

•	an increase of approximately $370,000 in public company expenses; and

•	an increase in transaction-related costs in connection with completed or pending property acquisitions of approximately $345,000.
Equity in income of unconsolidated joint ventures increased by $1.6 million primarily as a result of the sale of Plantation Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain on sale was $1.5 million.
Interest expense decreased by $2.9 million, or 18.5%, to $12.9 million for 2015 from $15.9 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $1.5 million due to the April 2015 redemption of our 5.375% unsecured senior notes due October 2015;

•	a decrease of approximately $1.3 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014; and

•	a decrease of approximately $350,000 due to lower interest expense associated with the term loan; partially offset by

•
an increase of approximately $215,000 due to lower capitalized interest primarily related to the completion of several redevelopment projects for which allocated interest expense had previously been capitalized.

The gain on the sale of operating properties of $614,000 in 2015 is primarily due to the sale of Webster Plaza. The gain on the sale of operating properties of $9.8 million in 2014 was primarily due to the sale of eight properties.
We recorded an impairment loss of $2.4 million in 2015 related to a land parcel.
As a result of the foregoing, net income decreased by $1.3 million to $19.5 million for 2015 compared to $20.8 million in 2014. Net income attributable to Equity One, Inc. decreased by $1.3 million to $17.0 million for 2015 compared to $18.3 million in 2014.

Comparison of the Nine Months Ended September 30, 2015 to 2014
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2015 as compared to the same period in 2014:

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Total revenue	$269,653	$266,641	1.1%
Property operating expenses	38,767	35,923	7.9%
Real estate tax expense	32,207	30,596	5.3%
Depreciation and amortization expense	68,973	80,115	(13.9)%
General and administrative expenses	26,364	31,310	(15.8)%
Equity in income of unconsolidated joint ventures	4,433	10,318	(57.0)%
Other income	5,696	3,200	78.0%
Interest expense	40,421	48,846	(17.2)%
Gain on sale of operating properties	3,952	10,658	(62.9)%
(Loss) gain on extinguishment of debt	(2,563)	1,074	NM
Impairment loss	13,924	13,892	0.2%
Income from discontinued operations	—	2,991	(100.0)%
Net income	59,528	51,875	14.8%
Net income attributable to Equity One, Inc.	52,021	42,172	23.4%
______________________________________________
* NM = Not meaningful
Total revenue increased by $3.0 million, or 1.1%, to $269.7 million in 2015 from $266.6 million in 2014. The increase was primarily attributable to the following:

•
an increase of approximately $7.4 million related to higher rents from development and redevelopment projects, including approximately $1.9 million associated with lease termination fees received during 2015;

•	an increase of approximately $7.3 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; and

•	an increase of approximately $2.6 million associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $9.3 million associated with properties sold in 2015 and 2014;

•
a decrease of approximately $4.4 million related to the recognition in 2014 of a net termination benefit at our property located at 101 7th Avenue in New York from the acceleration of the accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing; and

•	a decrease in management and leasing services income of approximately $600,000 associated with the unwinding of the GRI JV.
Property operating expenses increased by $2.8 million, or 7.9%, to $38.8 million in 2015 from $35.9 million in 2014. The increase primarily consisted of the following:

•
a net increase of approximately $3.4 million in same-property expenses primarily due to lease termination costs of $1.0 million and higher bad debt expense of $2.1 million in part due to the reversal of $1.1 million in 2014 in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants;

•	an increase of approximately $1.7 million in operating expenses for development and redevelopment properties; and

•	an increase of approximately $400,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $2.5 million associated with properties sold in 2015 and 2014.
Real estate tax expense increased by $1.6 million, or 5.3%, to $32.2 million in 2015 from $30.6 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $1.9 million in real estate tax expense across our portfolio of properties; and

•	an increase of approximately $405,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $780,000 associated with properties sold in 2015 and 2014.
Depreciation and amortization expense decreased by $11.1 million, or 13.9%, to $69.0 million for 2015 from $80.1 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $11.5 million related to accelerated depreciation of assets razed as part of redevelopment projects in 2014;

•	a decrease of approximately $2.5 million due to assets becoming fully depreciated and amortized during 2015 and 2014; and

•	a decrease of approximately $1.9 million associated with properties sold in 2015 and 2014; partially offset by

•	an increase of approximately $3.9 million related to new depreciable assets added during 2015 and 2014 associated with completed redevelopment and development projects; and

•	an increase of approximately $910,000 related to depreciation on properties acquired in 2015.
General and administrative expenses decreased by $4.9 million, or 15.8%, to $26.4 million for 2015 from $31.3 million in 2014. The decrease was primarily related to the following:

•
a decrease of approximately $3.7 million in employment costs primarily due to lower payroll expenses, bonus payments and other costs associated with our 2014 reorganization and higher capitalized payroll expense;

•	a decrease in transaction-related costs in connection with completed or pending property acquisitions of approximately $865,000; and

•
a decrease of approximately $690,000 in Board of Director fees primarily as a result of stock-based compensation recognized in 2014 for stock awards granted to our Chairman, and the acceleration of stock awards with respect to a separation agreement with one of our directors; partially offset by

•	an increase of approximately $400,000 in public company expenses.
We recorded $4.4 million of equity in income of unconsolidated joint ventures in 2015 compared to $10.3 million in 2014. The decrease was primarily related to the 2014 sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), partially offset by the 2015 sale of Plantation Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $1.5 million.
Other income of $5.7 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest immediately prior to the redemption. Other income of $3.2 million in 2014 primarily relates to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.

Interest expense decreased by $8.4 million, or 17.2%, to $40.4 million for 2015 from $48.8 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $4.1 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•	a decrease of approximately $2.5 million due to the April 2015 redemption of our 5.375% unsecured senior notes due October 2015;

•	a decrease of approximately $1.0 million due to lower interest expense associated with the term loan; and

•	a decrease of approximately $690,000 due to lower interest expense and unused facility fees associated with the unsecured revolving credit facilities.
We recorded a gain on the sale of operating properties of $4.0 million in 2015 primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture. We recorded a gain on the sale of operating properties of $10.7 million in 2014 due to the sale of fourteen properties.
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
In 2015, we recorded an impairment loss in continuing operations of $13.9 million, consisting of $11.3 million related to income producing properties sold, $2.4 million related to a land parcel and a goodwill impairment loss of $200,000. In 2014, we recorded an impairment loss in continuing operations of $13.9 million, consisting of $9.6 million of impairment charges related to income producing properties and $4.3 million of impairment charges related to operating properties sold.
In 2014, income from discontinued operations of $3.0 million related to two of the properties sold (Stanley Marketplace and Oak Hill Village) as they were classified as held for sale prior to the adoption of ASU No. 2014-08. In 2015, the results of operations for the two properties sold are reported in continuing operations as the dispositions do not represent a strategic shift that has or will have a major effect on our operations and financial results.
As a result of the foregoing, net income increased by $7.7 million to $59.5 million for 2015 compared to $51.9 million in 2014. Net income attributable to Equity One, Inc. increased by $9.8 million to $52.0 million for 2015 compared to $42.2 million in 2014.
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

The following table reflects the reconciliation of FFO to net income attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income attributable to Equity One, Inc.	$16,961	$18,307	$52,021	$42,172
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	25,070	25,886	68,020	79,206
Pro rata share of real estate depreciation and amortization from unconsolidated joint ventures	944	1,020	3,004	3,141
Gain on disposal of depreciable assets, net of tax (1) (2)	(537)	(9,857)	(3,875)	(13,862)
Pro rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (3) (4)	(1,527)	—	(7,025)	(8,007)
Impairments of depreciable real estate, net of tax (1)	—	—	11,061	13,892
Funds from operations	40,911	35,356	123,206	116,542
Earnings attributed to noncontrolling interest (5)	2,498	2,499	7,496	7,497
Funds from operations available to diluted common shareholders	$43,409	$37,855	$130,702	$124,039

Funds from operations per diluted common share	$0.31	$0.29	$0.94	$0.96
Weighted average diluted shares (6)	140,505	130,441	139,132	129,680
__________________________________________

(1)	Includes amounts classified as discontinued operations.

(2)	Includes the recognition of deferred gains of $3.3 million associated with the past disposition of assets by us to the GRI JV for the nine months ended September 30, 2015.

(3)	Includes the remeasurement of the fair value of our equity interest in the GRI JV of $5.5 million for the nine months ended September 30, 2015.

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

Critical Accounting Policies
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three and nine months ended September 30, 2015, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of September 30, 2015, we had approximately $17.8 million of cash and cash equivalents available. In addition, we had a revolving credit facility providing for borrowings of up to $600.0 million of which the maximum was available to be drawn thereunder, based on the financial covenants contained in the facility. As of September 30, 2015, we had drawn $94.0 million against the facility which bore interest at a weighted average rate of 1.20% per annum. As of September 30, 2015, we had outstanding letters of credit with an aggregate face amount of $2.1 million.
In October 2015, we prepaid, without penalty, a mortgage loan which had a balance of $24.7 million and bore interest at a rate of 5.85%. During the remainder of 2015, we have approximately $1.7 million in scheduled debt maturities and normal recurring principal amortization payments.
In October 2015, we acquired a property located in Massachusetts for a gross purchase price of $85.0 million.
In October 2015, we issued a notice of redemption of our 6.00% unsecured senior notes, which have a principal balance of $105.2 million and are scheduled to mature in September 2016, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $4.8 million. We expect to redeem the notes in November 2015.
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
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of September 30, 2015, we have invested an aggregate of approximately $94.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $154.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2015 liquidity events
While we believe our availability under our line of credit is sufficient to operate our business for the remainder of 2015 and into 2016, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2015:

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

•	We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million;

•	We redeemed our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015;

•	We acquired the remaining 2.0% interest in DIM for $1.2 million;

•	We acquired a shopping center located in Miami, Florida totaling 46,571 square feet of GLA for a purchase price of $11.8 million;

•	We acquired a land parcel at El Novillo in Miami Beach, Florida for $600,000 and a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000;

•	We sold two non-core assets for gross proceeds of $12.8 million;

•	Our joint venture sold a property for gross proceeds of $32.9 million;

•	We received proceeds of $3.0 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We borrowed $57.0 million under our $600.0 million line of credit;

•	We invested $68.2 million in capital expenditures to improve our properties; and

•	We prepaid, without penalty, a mortgage loan which had a balance of $19.6 million and bore interest at a rate of 5.32%.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$130,012	$115,330	$14,682
Net cash (used in) provided by investing activities	$(92,654)	$37,822	$(130,476)
Net cash used in financing activities	$(47,043)	$(105,164)	$58,121
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $130.0 million for the nine months ended September 30, 2015 compared to $115.3 million in the 2014 period. The increase is due primarily to a decrease in interest expense as a result of a decrease in the amount of outstanding debt and lower transaction-related costs associated with completed or pending property acquisitions, as well as an increase in cash from our rental properties.
Net cash used in investing activities was $92.7 million for the nine months ended September 30, 2015 compared to cash provided by investing activities of $37.8 million for the same period in 2014. Investing activities during 2015 primarily consisted of: additions to construction in progress of $48.2 million; investments in joint ventures of $23.9 million; additions to income producing properties of $15.0 million; and acquisition of income producing properties of $11.8 million; partially offset by: proceeds related to the sale of real estate and rental properties of $5.8 million and distributions from joint ventures of $7.8 million. Investing activities during 2014 primarily consisted of: proceeds from the sale of real estate and rental properties of $119.0 million; proceeds from the repayment of loans receivable of $60.5 million; and distributions from joint ventures of $15.5 million; partially offset by: acquisitions of income producing properties of $91.1 million; additions to construction in progress of $53.5 million; and additions to income producing properties of $14.9 million.

The following summarizes our capital expenditures:

	Nine Months Ended September 30,
	2015	2014
Capital expenditures:	(In thousands)
Tenant improvements, allowances and landlord costs	$20,305	$13,469
Leasing commissions and costs	5,429	6,291
Developments	12,481	27,181
Redevelopments	17,957	24,221
Maintenance capital expenditures	8,227	5,690
Total capital expenditures	64,399	76,852
Net change in accrued capital spending	3,764	(2,584)
Capital expenditures per condensed consolidated statements of cash flows	$68,163	$74,268
The increase in tenant improvements and allowances during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to expenditures associated with a new anchor tenant at Ambassador Row Courtyard and other tenant allowances across the portfolio. The decrease in development and redevelopment capital expenditures during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily the result of costs incurred in 2014 for Broadway Plaza and the redevelopment of Boynton Plaza, Willows Shopping Center, Kirkman Shoppes, and Lake Mary Center. We capitalized internal costs related to capital expenditures of $5.1 million and $4.1 million during the nine months ended September 30, 2015 and 2014, respectively, primarily related to successful leasing activities of $3.0 million and $2.8 million, respectively, development activities of $387,000 and $472,000, respectively, and redevelopment and expansion activities of $1.2 million and $584,000, respectively. Capitalized interest totaled $3.7 million and $3.6 million during the nine months ended September 30, 2015 and 2014, respectively, primarily related to development and redevelopment activities.
Net cash used in financing activities totaled $47.0 million for the nine months ended September 30, 2015 compared to $105.2 million for the same period in 2014. Activity during 2015 consisted of: the repayment of senior debt borrowings of $110.1 million; dividends paid to stockholders of $84.5 million; prepayments and repayments of mortgage debt of $24.7 million; and distributions to noncontrolling interests of $7.5 million; partially offset by: common stock issuance gross proceeds of $124.9 million and net borrowings under the revolving credit facilities of $57.0 million. The largest financing outflows for 2014 related to: net repayments under the revolving credit facilities of $91.0 million; dividends paid to stockholders of $79.4 million; prepayments and repayments of $33.9 million of mortgage debt; and distributions to noncontrolling interests of $9.4 million; partially offset by $112.9 million of proceeds from the issuance of common stock.
Future Contractual Obligations. During the nine months ended September 30, 2015, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2015, we have investments in six unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report.
As of September 30, 2015, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $135.1 million (of which our aggregate proportionate share was approximately $40.5 million). In October 2015, Equity One JV Portfolio, LLC incurred additional mortgage debt of $25.0 million in connection with the refinancing of an existing mortgage loan of $12.5 million and a new mortgage loan. The two mortgage loans bear interest at a weighted average rate of 3.89% per annum. Our aggregate proportionate share of the additional debt incurred was $7.5 million. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.

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
Contingencies
Letters of Credit. As of September 30, 2015, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations. All of our letters of credit are issued under our $600.0 million revolving credit facility.
Construction Commitments. As of September 30, 2015, we have invested an aggregate of approximately $94.2 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $154.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $42.9 million.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of September 30, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, in 2013 and 2014 we sold a total of fifty-four non-core properties. Although our pace of disposition activity has slowed in 2015, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida and assets located in our target markets having relatively limited prospects for future NOI growth if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
During the nine months ended September 30, 2015, we recognized impairment losses on two properties sold totaling $11.3 million. See Note 16 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
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
As of September 30, 2015, we had $94.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $94.0 million as of September 30, 2015, a 1% change in interest rates would result in an impact to income before taxes of approximately $940,000 per year. As of September 30, 2015, we had a $27.8 million floating rate mortgage loan for Concord Shopping Plaza with a fair value of $27.6 million that bears interest at one-month LIBOR plus 1.35% per annum. Considering the total outstanding balance of $27.8 million as of September 30, 2015, a 1% change in interest rates would result in an impact to income before taxes of approximately $300,000 per year.
The fair value of our fixed-rate debt was $932.2 million as of September 30, 2015, which includes our unsecured senior notes payable and mortgage notes (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of September 30, 2015, would decrease by approximately $29.9 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $31.5 million.

This assumes that our total outstanding fixed-rate debt remains at approximately $904.3 million, the balance as of September 30, 2015.
As of September 30, 2015, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $242.8 million as of September 30, 2015. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2015, would decrease by approximately $8.5 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2015, would increase by approximately $8.5 million.
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
In connection with our $250.0 million unsecured term loan, we entered into three interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of September 30, 2015, the fair value of our interest rate swaps was a liability of $4.4 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2014, the fair value of one of our interest rate swaps consisted of an asset of $681,000, which is included in other assets in our condensed consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $952,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheets.
In October 2015, we entered into a $50.0 million forward starting interest rate swap to mitigate the risk of interest rate volatility associated with new debt expected to be issued in 2016. The interest rate swap, which locks in the 10-year treasury rate and swap spread at a fixed rate of 2.12%, has been designated and qualified as a cash flow hedge.
Other Market Risks
As of September 30, 2015, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of September 30, 2015 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2015, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
July 1, 2015 - July 31, 2015	1,131	(1)	$24.46	N/A	N/A
August 1, 2015 - August 31, 2015	—		$—	N/A	N/A
September 1, 2015 - September 30, 2015	—		$—	N/A	N/A
	1,131		$24.46	N/A	N/A
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

EQUITY ONE, INC.

Date:	November 9, 2015	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2015	/s/ Angela Valdes
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