Form 10-K
period 2015-12-31
EQUITY ONE, INC.
filed 2016-02-26
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1.7 billion based upon the last reported sale price of $23.34 per share on the New York Stock Exchange on such date.
As of February 23, 2016, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 141,718,667.
_______________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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
As of December 31, 2015, our portfolio comprised 126 properties, including 102 retail properties and five non-retail properties totaling approximately 12.6 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. As of December 31, 2015, our retail occupancy excluding developments and redevelopments was 96.0% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA. For a listing of the properties in our portfolio, refer to Item 2 - Properties.
In this annual report, references to “we,” “us” or “our” or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM Vastgoed, N.V., which we refer to as DIM, a Dutch company in which we acquired a controlling interest in 2009, and C&C (US) No. 1, Inc., which we refer to as CapCo, a Delaware corporation in which we acquired a controlling interest through a joint venture with Liberty International Holdings Limited, or LIH, a private company limited by shares organized under the laws of England and Wales, in 2011. In April 2015, we acquired the remaining interests held by minority shareholders in DIM, and in January 2016, we acquired LIH's interests in the CapCo joint venture.
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
Change in Policies
Our board of directors establishes the policies that govern our operating, investment and capital strategies, including, among others, the development, redevelopment, acquisition and disposition of shopping centers, tenant and market focus, debt and equity financing policies, and quarterly distributions to our stockholders. The board may amend these policies at any time without a vote of our stockholders.
Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like-kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income (including net capital gains) as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income.
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes as a regular C corporation. DIM is a TRS and our investment in certain land parcels and other real estate and certain other activities are being conducted through our other TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date, but may do so in the future if we dispose of properties. Additionally, we expect that our operations in DIM will result in the payment of income taxes beginning in 2016.
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
Significant Tenants
As of December 31, 2015, no tenant accounted for more than 10% of our GLA or annual revenues. For additional information regarding our largest tenants, refer to Item 2 - Properties.
Employees
Our headquarters are located at 410 Park Avenue, Suite 1220, New York, NY 10022. As of December 31, 2015, we had 149 full-time employees and we believe that our relationships with our employees are good.
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
You may also read and print any materials we file with the SEC at http://www.sec.gov.

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
These risks factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.
Shorter term expirations of our tenants may lead to increased vacancies and reduced rental income which would have an adverse effect on our future results of operations.
From 2016 through 2018 approximately 28.7% of our leases, based on annualized base rents, with tenants are due to expire. The annualized base rents at expiration for these leases are $17.9 million, $27.8 million, and $22.2 million for 2016, 2017 and 2018, respectively. Additionally, approximately 2.3% of our leases are month-to-month, representing $5.4 million of annualized base rents. Our ability to renew or replace these tenants at comparable rents or at all could have a significant impact on our future results of operations.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Some of our leases also provide tenants with the ability to terminate the lease without penalty in the event they fail to achieve predetermined levels of sales. Any such lease terminations and any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under the lease, which may also adversely affect our financial condition and results of operations.
We are particularly dependent on our “anchor” tenants, and decisions made by these tenants or adverse developments in the businesses of these tenants could have a negative impact on our financial condition.
We own shopping centers which are supported by “anchor” tenants. Anchor tenants, which we define as tenants occupying 10,000 or more square feet of GLA, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. If an anchor tenant were to decide that a particular store is unprofitable and close its operations in one of our centers, such a closure could have an adverse effect on the property even though the tenant may continue to make rental payments. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center if their leases have “co-tenancy” clauses which permit cancellation or rent reduction if an anchor tenant’s lease is terminated or the anchor “goes dark.” Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. As a result of retailer consolidation, store rationalization, competition from internet sales and general economic conditions, we have seen a decrease in the number of tenants available to fill anchor spaces, especially in some of our secondary markets. Therefore, in the event one or more of our anchor tenants were to leave our centers, we cannot provide any assurance that we would be able to quickly re-lease vacant space on favorable terms, or at all. Any of these developments could adversely affect our financial condition or results of operations.

We may be unable to collect balances due from tenants that file for bankruptcy protection.
Historically and from time to time, certain of our tenants have experienced financial difficulties and have filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code. If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth significantly less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.
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
Online and mobile retail sales can have an impact on our tenants and our business.
The use of online and mobile channels by consumers and retailers alike continues to gain in popularity and is likely to continue in the future. Consumers are able to use a variety of digital tools to comparison shop for goods and often make decisions based largely on price and availability. The increase in digital sales could result in a downturn in the business of current tenants who are unable to adapt to the evolution of digital retailing and could affect the way current and future tenants lease space. For example, the migration towards online and mobile sales has led many retailers to reduce the number and size of their traditional “bricks and mortar” locations in order to increasingly interact with customers across multiple channels, including in-store, online, mobile and social media.  In order to meet changing consumer expectations, these omnichannel retailers often permit merchandise purchased across digital channels to be picked up at, or returned to, their physical store locations and seek to fulfill customer orders from the most efficient point within their system of stores and distribution centers.  These trends may have the effect of decreasing the reported amount of tenants’ in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how the increasing use of online and mobile channels will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

Future terrorist acts and shooting incidents could harm the demand for, and the value of, our properties.
Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our stockholders.
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
As of December 31, 2015, we had approximately $683.8 million of unsecured senior notes, term loan financing and mortgage debt scheduled to mature in the next four years. Additionally, our $600.0 million unsecured revolving credit facility matures on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. At times during the last decade, the U.S. and global credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which occasionally caused the spreads on prospective debt financings to widen considerably. If a downturn or dislocation in credit markets were to occur or if interest rates were to dramatically increase from their current low levels, we may experience difficulty refinancing these upcoming debt maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to utilize the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt or draw heavily on our line of credit, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Any change in our credit ratings could further impact our access to capital and our cost of capital, including the cost of borrowings under our lines of credit. To the extent we are unable to efficiently access the credit markets, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2015, we had debt outstanding in the aggregate amount of approximately $1.4 billion. Our mortgage loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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
Our unsecured revolving credit facility, our unsecured term loans, our outstanding unsecured senior notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties and, during a default, our ability to pay dividends to our stockholders. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our unsecured revolving credit facility, all amounts outstanding may become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our unsecured senior note indebtedness and unsecured term loans possibly giving rise to the acceleration of such indebtedness.
Increases in interest rates would cause our borrowing costs to rise and generally adversely affect our operating results, the market price of our securities and the market value of our properties.
While we had approximately $772.7 million of fixed interest rate debt outstanding as of December 31, 2015, we also borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as interest expense with respect to maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders.
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

We may be exposed to additional risks through our hedging activities, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.

To manage, or hedge, our exposure to variable interest rate risk, we use derivative instruments that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, or that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. If we decide to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to effectively hedge against interest rate changes may adversely affect our results of operations.
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
In addition, Gazit-Globe, Ltd. ("Gazit") and its subsidiaries beneficially own approximately 38.2% of the outstanding shares of our common stock as of December 31, 2015 and future decisions by Gazit to purchase or sell our stock could affect the market value of our securities. Specifically, we have granted Gazit registration rights with respect to many of its shares. In the event Gazit were to elect to sell some or all of those shares in a registered offering, liquidity in our stock could be adversely impacted. Because of the size of their holdings, changes in Gazit’s perceived financial condition may also affect the market price of our stock.
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
As of December 31, 2015, approximately 49%, 18% and 17% of our consolidated retail property GLA was located in Florida, the northeastern United States and California, respectively. Our key development and redevelopment projects are also primarily located in these regions. As a result, economic, real estate and other general conditions in these regions will significantly affect our revenue and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida, the northeastern United States and California. Any resulting reduction in demand for retail properties in these markets would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our consolidated retail property GLA is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural or man-made disasters. As of December 31, 2015, approximately 37% of the total insured value of our portfolio is located in the state of Florida and approximately 22% of the total insured value of our portfolio is located in the northeastern United States. These areas are prone to strong tropical storms and hurricanes and in the case of the northeast, severe winter storms, including blizzards. The cost of maintaining property insurance against these perils can vary significantly from year to year. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.
In addition, as of December 31, 2015, over 27% of the total insured value of our portfolio is located in the state of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. We do not currently carry insurance coverage covering material losses resulting from earthquakes in California. Therefore, if an earthquake did occur in California and our properties were affected, we would bear the losses resulting therefrom, which could be significant.
Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.
We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry environmental insurance on most of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties. We do not currently have insurance coverage covering material losses resulting from earthquakes in California.
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
Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the Code contains restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to alter our portfolio in response to economic conditions or trends in retailer or consumer behavior promptly or on terms favorable to us within a time frame that we would need. Our inability to respond quickly to such changes could adversely affect the value of our portfolio and our ability to meet our obligations and make distributions to our stockholders.

Our assets may be subject to impairment charges.
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, we may be required to test for impairment when we perform periodic valuations of our properties in accordance with International Financial Reporting Standards, or IFRS, under our agreement with Gazit. We also perform an annual test of our goodwill for impairment and perform periodic evaluations for impairment of our investments in unconsolidated entities such as joint ventures. Recording an impairment charge results in an immediate reduction in our income and therefore could have a material adverse effect on our results of operations in the period in which the charge is taken.
Our capital recycling strategy entails various risks.
During 2015, we sold two non-core assets for aggregate gross proceeds of $12.8 million. In the future, we intend to selectively explore opportunities to sell additional non-core properties and reinvest those proceeds in other parts of our business, including in the development and redevelopment of our properties and the acquisition of higher quality properties in our target markets, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, in the near term the returns on the disposed assets are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.
Our board of directors may change our strategy without stockholder approval.
Our board of directors may change our strategy with respect to capitalization, investment, distributions and/or operations. Our board of directors may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or types of properties in which we may seek to invest or the concentration of investments in any one geographic region or the amount of development or redevelopment activity occurring across our portfolio. Although our board of directors has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our stockholders. Accordingly, the results of decisions made by our board of directors and implemented by management could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.
Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.
An important component of our growth and investment strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2015, we had invested an aggregate of approximately $103.5 million in active development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $147.6 million to complete, including $103.0 million to complete our redevelopment of Serramonte Shopping Center located in Daly City, California. In addition to these costs, we expect to spend substantial amounts in the future in connection with the redevelopment of the Westwood Complex in Bethesda, Maryland and several other properties in our portfolio, and we are actively seeking additional significant development and redevelopment opportunities in our target markets. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	inability to secure necessary zoning or regulatory approvals;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to secure key anchor or other tenants;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs;

•	changes in the level of future development and redevelopment activity could have an adverse impact on operating results by reducing the amount of capitalizable internal costs for development projects;

•	inability to realize the benefits of tax credits to the extent originally projected; and

•
possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays, or man-made or natural disasters (such as fires, hurricanes, earthquakes or floods).

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

We have invested in some cases as a partner or co-venturer in properties. Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, that our partners or co-venturers might fail to provide capital and fulfill their obligations, which may result in certain liabilities to us for guarantees and other commitments, and that our partners or co-venturers may take actions or fail to take actions contrary to our instructions, requests, policies or objectives and that our partners or co-venturers may engage in malfeasance or illegal activities which may jeopardize our investment or subject us to reputational risk. Other risks of joint venture investments could include an impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither our partners or co-venturers nor we would have full control over the involved partnerships or joint ventures. In other cases, our partners or co-venturers may have the power to cause the involved partnership or joint venture to take or refrain from taking actions contrary to our desires. In addition, our lenders may not be easily able to sell our joint venture assets and investments or view them less favorably as collateral, which could negatively affect our liquidity and capital resources. Any dispute that may arise with our joint venture partners may result in litigation or arbitration that could increase our expenses. Further, joint venture platforms often entail obligations to offer new investment and acquisition opportunities to the joint venture before acquiring them for our own account. Finally, many of our joint ventures contain customary buy-sell provisions which could result in either the sale of our interest or the use of available cash or borrowings to acquire our partner’s interest at inopportune times. Any exercise of the buy-sell provision or unwinding of one or more of these joint ventures may also have the effect of terminating our management of the properties owned by the joint venture and our ability to collect related management fees. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.
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
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including, but not limited to, lease accounting and other convergence projects with the International Accounting Standards Board. New accounting standards or pronouncements that may become applicable to us, or changes in the interpretation of existing standards and pronouncements, could have a significant adverse effect on our reported results for the affected periods.
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
In addition, in order to qualify as a REIT, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, including net capital gains, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years. We intend to make distributions to our stockholders to comply with the distribution provisions of the Code. Although we anticipate that our cash flows from operating activities and our ability to borrow under our existing credit facility will enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short term basis or sell assets in order to satisfy the distribution requirements. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.
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
Finally, CapCo elected to be treated as a REIT under the Code for its taxable year ended December 31, 2007 and we have operated CapCo so as to qualify as a REIT since we acquired a controlling interest in it in January 2011. As a result, the considerations and risks cited above with respect to our qualification as a REIT similarly apply to CapCo's qualification as a REIT. In addition, in the event that CapCo does not qualify as a REIT, our own REIT qualification could be in jeopardy.
We are subject to other tax liabilities.
Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that are not distributed, and will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arms-length basis. In addition, our taxable REIT subsidiaries ("TRSs) are subject to foreign, federal, state and local taxes. We currently own five operating properties in our TRSs.
In addition, the federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make sales that are consistent with our investment objectives. Although we do not intend to engage in prohibited transactions, it is likely that many of our dispositions will not satisfy the stringent requirements of the safe harbor provision. Accordingly, we cannot assure you that the IRS will not successfully assert that one or more of our sales are prohibited transactions. In addition, the sale of our properties may generate gains for tax purposes which, if not adequately deferred through “like kind exchanges” under Section 1031 of the Code ("Section 1031 Exchanges"), could require us to pay more taxes or make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to pay such taxes or make such distributions, in either such case to permit us to maintain our status as a REIT.
If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Our chairman of the board of directors and his affiliates beneficially owned approximately 38.5% of our common stock as of December 31, 2015 and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2015, Chaim Katzman, the chairman of our board of directors, beneficially owned approximately 38.5% of the outstanding shares of our common stock, including 38.2% of our outstanding shares beneficially owned by Gazit and its subsidiaries. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock. Additionally, in the event Mr. Katzman and his affiliates were to sell substantial amounts of our common stock or Mr. Katzman’s support or involvement in our business were to change, the trading price of our common stock could experience volatility or decline significantly and our ability to raise additional equity on attractive terms could be significantly impaired.
To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.
The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter provides that, subject to certain exceptions, no person may own, or be deemed to own, directly and by virtue of the constructive ownership provisions of the Code, more than 9.9% (or 5.0% in the case of an “individual”) in value of the aggregate outstanding shares of our capital stock or more than 9.9% (or 5.0% in the case of an “individual”), in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 5.0% or 9.9%, as applicable, in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 5.0% or 9.9%, as applicable, in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 5.0% or 9.9% ownership limit, as applicable. Our board of directors may waive the REIT ownership restrictions on a case-by-case basis, and it has in the past done so, including for Chaim Katzman, our chairman of the board, and his affiliates. The foregoing ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.
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

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

In November 2015, we entered into distribution agreements with various financial institutions as part of our implementation of a continuous equity offering program (the "ATM Program") under which we may sell up to 8.5 million shares, par value of $0.01 per share, of our common stock from time to time in “at-the-market” offerings or certain other transactions. Concurrently, we entered into a common stock purchase agreement with an affiliate of Gazit, pursuant to which the affiliate will have the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements during each calendar quarter, up to an aggregate maximum of approximately 1.3 million shares under the agreement. The issuance of additional common stock, including sales under the ATM Program, would dilute the interests of our current stockholders, and could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, or impact our ability to pay dividends. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
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
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:

•	the REIT ownership limits described above;

•	the ability to issue preferred stock with the powers, preferences or rights determined by our board of directors;

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
In general, the maximum U.S. federal income tax rate for “Qualified dividends” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates is 20%. Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends or returns of capital) are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock.
We provide our principal stockholder with reconciliations of our financial statements to International Financial Reporting Standards.
We are party to an agreement with Gazit pursuant to which we are obligated to provide it with quarterly and annual reconciliations of our financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, to IFRS so that Gazit may consolidate our results in its financial reporting. Pursuant to this agreement, Gazit reimburses us for internal and third-party expenses incurred by us in connection with the preparation of these reconciliations, including the performance by our independent certified public accountants of certain procedures with respect to these reconciliations. Neither we nor the members of our board of directors or audit committee are experts with respect to IFRS and we are subject to the risk that we may incur liability to Gazit or its stockholders in the event of inaccuracies in our preparation of these reconciliations, which could adversely affect our financial condition and results of operations.
Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a "domestically controlled" REIT.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock (or more than 5% of our common stock for periods prior to December 31, 2015).
Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, which could result in foreclosure and disposition and could have a negative impact on our stock price.
As of December 31, 2015, Gazit and its subsidiaries beneficially owned approximately 38.2% of the outstanding shares of our common stock. Based on information we have received from Gazit, we believe that approximately 51.0% of the shares reported as beneficially owned by Gazit are pledged to secure loans made to it and its subsidiaries by commercial banks.
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

•
if the value of the pledged shares ceases to exceed the principal amount of indebtedness outstanding under the credit facility by a specified margin as a result of the decline of our stock price or otherwise;

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
In order to successfully operate our business, it is essential that we maintain uninterrupted operation of our business-critical computer systems. It is possible that our computer systems, including our back-up systems, could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cyber-attacks, catastrophic events such as fires, hurricanes, earthquakes and tornadoes, and intentional and inadvertent acts and errors by our employees. We have undertaken significant investments and improvements in various IT solutions and software products that support our business. If our computer systems cease to function properly or are damaged, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems or issues with the ongoing implementation of newly adopted IT solutions may have a material adverse effect on our business or results of operations or on our ability to timely and accurately report the results of our operations.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We employ a number of measures to prevent, detect and mitigate these threats, however, there can be no assurance that our security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging. In the event a security breach or failure results in the disclosure of sensitive third party data or the transmission of harmful/malicious code to third parties, we could be subject to liability claims. We do not currently carry insurance coverage against such liabilities. Depending on their nature and scope, such threats also could potentially lead to improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
We utilize the services of third party vendors for security testing, business continuity, and data backup services.
We depend on third party vendors for some information technology services and may experience delays, loss of information or service interruption if a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties or bankruptcy. Additionally, certain vendors use cloud computing which requires access to a secure internet connection. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. We conduct appropriate due diligence on all services providers and restrict access, use and disclosure of personal information. We engage vendors with formal written agreements clearly defining the roles of the parties specifying privacy and data security responsibilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2015, our portfolio comprised 126 properties, including 102 retail properties and five non-retail properties totaling approximately 12.6 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. All of our properties are owned in fee simple other than McAlpin Square located in Savannah, Georgia, Plaza Acadienne located in Eunice, Louisiana and Darinor Plaza located in Norwalk, Connecticut, each of which is subject to a ground lease in favor of a third party lessor. A small number of our other shopping centers include outparcels or portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
The following table provides a brief description of our consolidated properties as of December 31, 2015:

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Grocer Anchor	Other Anchor Tenants
FLORIDA
SOUTH FLORIDA
Aventura Square	Aventura	1991	143,250	100.0%	$28.07		Babies R Us / Jewelry Exchange / Old Navy / Bed, Bath & Beyond / DSW
Bird 107 Plaza (1)	Miami	1962 / 1990	40,101	100.0%	$18.24		Walgreens
Bird Ludlum	Miami	1988 / 1998	191,993	97.3%	$21.43	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	Jupiter	1986	123,917	90.2%	$13.57	Publix	Walgreens
Boca Village Square	Boca Raton, FL	1978 / 2014	92,118	98.2%	$20.41	Publix	CVS Pharmacy
Chapel Trail	Pembroke Pines	2007	56,378	100.0%	$23.83		LA Fitness
Concord Shopping Plaza (1)	Miami	1962 / 1992 / 1993	302,142	99.5%	$12.30	Winn-Dixie	Home Depot / Big Lots / Dollar Tree / Youfit Health Clubs
Coral Reef Shopping Center	Palmetto Bay	1968 / 1990	74,680	93.8%	$28.28	Aldi	Walgreens
Crossroads Square	Pembroke Pines	1973	81,587	98.0%	$19.30		CVS Pharmacy / Goodwill / Party City
Greenwood	Palm Springs	1982 / 1994	133,438	91.1%	$15.11	Publix	Beall’s Outlet
Hammocks Town Center	Miami	1987 / 1993	183,834	99.6%	$15.68	Publix	Metro Dade Library / CVS Pharmacy / Youfit Health Clubs / Goodwill
Homestead McDonald's (1)	Homestead	2014	3,605	100.0%	$27.74
Jonathan’s Landing	Jupiter	1997	26,820	100.0%	$22.42
Lago Mar	Miami	1995	82,613	97.3%	$14.41	Publix	Youfit Health Clubs
Lantana Village	Lantana	1976 / 1999	181,780	97.4%	$7.84	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	Fort Lauderdale	1998	114,118	96.0%	$15.92		Regal Cinemas / Deal$
Pavilion	Naples	1982 / 2001 / 2011	167,745	88.4%	$18.17		Paragon Theaters / LA Fitness / Paradise Wine
Pine Island	Davie	1999	254,907	89.6%	$13.74	Publix	Burlington Coat Factory / Staples / Youfit Health Clubs
Pine Ridge Square	Coral Springs	1986 / 1998 / 2013	117,744	98.3%	$16.70	The Fresh Market	Ulta Beauty / Bed, Bath & Beyond / Marshalls
Point Royale	Miami	1970 / 2000	181,381	89.0%	$12.29	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	Palm Beach Gardens	1993	123,614	100.0%	$21.15		Office Depot / CVS Pharmacy / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	Davie	1984 / 1999	155,204	96.8%	$13.12		Paragon Theaters / Kabooms / United Collection / Round Up / Goodwill

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Grocer Anchor	Other Anchor Tenants
Salerno Village	Stuart	1987	4,800	100.0%	$14.38
Sawgrass Promenade	Deerfield Beach	1982 / 1998	107,092	91.0%	$11.94	Publix	Walgreens / Dollar Tree
Sheridan Plaza	Hollywood	1973 / 1991	506,295	98.8%	$16.96	Publix	Ross Dress For Less / Bed Bath & Beyond / LA Fitness / Sunrise Medical Group/ Pet Supplies Plus / Office Depot / Kohl's
Shoppes of Oakbrook	Palm Beach Gardens	1974 / 2000 / 2003	200,448	98.0%	$15.55	Publix	CVS Pharmacy / Duffy's / Tuesday Morning / Bassett Furniture / Stein Mart
Shoppes of Silverlakes	Pembroke Pines	1995 / 1997	126,789	94.5%	$17.74	Publix	Goodwill
Shoppes of Sunset (1)	Miami	1979 / 2009	21,784	78.7%	$22.63
Shoppes of Sunset II (1)	Miami	1980 / 2009	27,676	68.4%	$21.93
Shops at Skylake	North Miami Beach	1999 / 2005 / 2006	284,382	100.0%	$19.99	Publix	TJ Maxx / LA Fitness / Goodwill
Shops at St. Lucie	Port St. Lucie	2006	27,363	89.1%	$20.79
Tamarac Town Square	Tamarac	1987	124,585	85.5%	$12.59	Publix	Dollar Tree / Pivot Education
Waterstone	Homestead	2005	61,000	100.0%	$15.59	Publix
West Bird	Miami	1977 / 2000	99,864	94.5%	$16.03	Publix	CVS Pharmacy
West Lake Shopping Center	Miami	1984 / 2000	100,747	97.2%	$15.84	Winn-Dixie	CVS Pharmacy
Westport Plaza	Davie	2002	49,533	96.6%	$18.41	Publix
Young Circle	Hollywood	1962 / 1997	64,574	95.5%	$15.69	Publix	Walgreens
TOTAL SHOPPING CENTERS SOUTH FLORIDA (37)			4,639,901	95.8%	$16.62

NORTH FLORIDA
Alafaya Village	Orlando	1986	38,118	66.1%	$21.86
Atlantic Village	Atlantic Beach	1984 / 1996 / 2014	104,687	97.0%	$15.61		LA Fitness / Jo-Ann Fabric and Craft Stores
Beauclerc Village (4)	Jacksonville	1962 / 1988	68,966	88.5%	$9.31		Big Lots / Ace Hardware / Save-A-Lot
Charlotte Square	Port Charlotte	1980	86,426	67.8%	$8.90		Walmart
Ft. Caroline	Jacksonville	1985 / 1995	77,481	100.0%	$7.31	Winn-Dixie	Citi Trends / Planet Fitness
Glengary Shoppes	Sarasota	1995	92,844	90.6%	$20.93		Best Buy / Barnes & Noble
Mandarin Landing	Jacksonville	1976	139,580	93.6%	$16.86	Whole Foods	Office Depot / Aveda Institute
Old Kings Commons	Palm Coast	1988	84,759	99.0%	$9.95		Planet Fitness/ Staples / Beall's Outlet
Ryanwood	Vero Beach	1987	114,925	90.4%	$10.78	Publix	Beall's Outlet / Books-A-Million
South Beach	Jacksonville Beach	1990 / 1991	313,332	98.6%	$14.28	Trader Joe's	Bed Bath & Beyond / Ross Dress For Less / Stein Mart / Home Depot / Staples
South Point Center	Vero Beach	2003	64,790	94.1%	$16.16	Publix
Sunlake	Tampa	2008	97,871	93.1%	$19.80	Publix
Town & Country	Kissimmee	1993	75,181	100.0%	$9.44	Albertsons* (Ross Dress For Less)
Treasure Coast	Vero Beach	1983	133,779	98.2%	$13.68	Publix	TJ Maxx
Unigold Shopping Center	Winter Park	1987	114,127	93.6%	$12.37	Winn-Dixie	Youfit Health Clubs
TOTAL SHOPPING CENTERS NORTH FLORIDA (15)			1,606,866	93.4%	$13.82
TOTAL SHOPPING CENTERS FLORIDA (52)			6,246,767	95.2%	$15.91

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Grocer Anchor	Other Anchor Tenants
CALIFORNIA
Circle Center West	Long Beach	1989	64,364	100.0%	$22.07		Marshalls
Culver Center	Culver City	1950 / 2000	216,646	97.1%	$29.59	Ralph’s	LA Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	Davis	1990	111,156	98.0%	$23.77	Safeway	Petco / CVS Pharmacy
Plaza Escuela	Walnut Creek	2002	153,565	97.7%	$43.43		Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Uniqlo / Sports Authority
Pleasanton Plaza	Pleasanton	1981	163,469	92.6%	$13.84		JC Penney / Cost Plus World Market / Design's School of Cosmetology / Office Max
Potrero	San Francisco	1968 / 1997	226,642	99.8%	$31.38	Safeway	24 Hour Fitness / Party City / Petco / Office Depot / Ross Dress For Less
Ralph's Circle Center	Long Beach	1983	59,837	97.6%	$17.60	Ralph’s
Talega Village Center (1)	San Clemente	2007	102,273	100.0%	$20.49	Ralph's
Von’s Circle Center	Long Beach	1972	150,822	100.0%	$17.92	Von’s	Rite Aid / Ross Dress For Less
TOTAL SHOPPING CENTERS CALIFORNIA (9)			1,248,774	97.9%	$25.98

NEW YORK
1175 Third Avenue	Manhattan	1995	25,350	100.0%	$106.86	Food Emporium
90-30 Metropolitan	Queens	2007	59,815	100.0%	$30.03	Trader Joe's	Staples / Michael’s
1225-1239 Second Avenue	Manhattan	1964 / 1987	18,426	100.0%	$107.12		CVS Pharmacy
Clocktower Plaza	Queens	1985 / 1995	78,820	100.0%	$46.96	Stop & Shop
The Gallery at Westbury Plaza	Westbury	2013	312,380	99.5%	$45.96	Trader Joe's	The Container Store / Famous Footwear / HomeGoods / Nordstrom Rack / Bloomingdale's / Gap Outlet / Saks Fifth Avenue / S.A. Elite / Old Navy
Westbury Plaza	Westbury	1993 / 2004	394,451	100.0%	$23.16		Olive Garden / Costco / Marshalls / Sports Authority/ Walmart/ Thomasville Furniture
TOTAL SHOPPING CENTERS NEW YORK (6)			889,242	99.8%	$37.85

CONNECTICUT
91 Danbury Road (1)	Ridgefield	1965	4,612	100.0%	$24.62
Brookside Plaza	Enfield	1985 / 2006	216,480	98.9%	$14.43	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples / PetSmart
Compo Acres	Westport	1960 / 2011	42,754	93.2%	$49.69	Trader Joe’s
Copps Hill	Ridgefield	1979 / 2002	184,528	100.0%	$13.89	Stop & Shop	Kohl's / Rite Aid
Darinor Plaza	Norwalk	1978	153,135	100.0%	$18.08		Kohl's / Old Navy / Party City
Danbury Green	Danbury	1985 / 2006	124,095	100.0%	$22.53	Trader Joe’s	Rite Aid / Annie Sez / Staples / DSW / Danbury Hilton Garden Inn
Post Road Plaza	Darien	1978	19,704	100.0%	$51.36	Trader Joe's
Southbury Green	Southbury	1979 / 2002	156,128	94.7%	$21.99	ShopRite	Staples
The Village Center	Westport	1969-1973 / 2009-2010	89,497	83.9%	$37.37	The Fresh Market
TOTAL SHOPPING CENTERS CONNECTICUT (9)			990,933	97.2%	$21.16

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Grocer Anchor	Other Anchor Tenants
GEORGIA
BridgeMill	Canton	2000	89,102	89.0%	$16.61	Publix
Buckhead Station	Atlanta	1996	233,511	92.2%	$23.13		Bed Bath & Beyond / TJ Maxx / Old Navy / Saks Off Fifth / DSW / Ulta Beauty / Nordstrom Rack
Chastain Square	Atlanta	1981 / 2001	91,637	98.7%	$19.93	Publix
Hairston Center	Decatur	2000	13,000	76.9%	$12.29
Hampton Oaks	Fairburn	2009	20,842	53.8%	$11.44
McAlpin Square	Savannah	1979	173,952	98.6%	$9.05	Kroger	Big Lots / Savannah-Skidaway / Goodwill
Piedmont Peachtree Crossing	Atlanta	1978 / 1998	152,239	100.0%	$20.41	Kroger	Cost Plus World Market / Binders Art Supplies
Wesley Chapel	Decatur	1989	164,153	90.4%	$8.66	Little Giant	Deal$ / Planet Fitness / Piedmont Tech
Williamsburg at Dunwoody	Dunwoody	1983	44,928	92.6%	$22.31
TOTAL SHOPPING CENTERS GEORGIA (9)			983,364	93.5%	$16.55

MASSACHUSETTS
Cambridge Star Market	Cambridge	1953 / 1997	66,108	100.0%	$30.25	Star Market
Plymouth Shaw’s Supermarket	Plymouth	1993	59,726	100.0%	$19.99	Shaw's
Quincy Star Market	Quincy	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	Swampscott	1967 / 2005	35,907	100.0%	$24.95	Whole Foods
Star's at West Roxbury	West Roxbury	1973 / 1995 / 2006	76,161	99.7%	$29.02	Star Market
The Harvard Collection (1)	Cambridge	1906 / 1908 / 1912	41,050	90.7%	$56.45		Urban Outfitters
TOTAL SHOPPING CENTERS MASSACHUSETTS (6)			379,693	98.9%	$27.59

LOUISIANA
Ambassador Row	Lafayette	1980 / 1991	194,678	93.5%	$11.27		Big Lots / Chuck E Cheese / Planet Fitness / Jo-Ann Fabric and Craft Stores / Northern Tool + Equipment
Ambassador Row Courtyard	Lafayette	1986 / 1991 / 2005	149,642	90.9%	$10.59		Bed Bath & Beyond / Marshall's / Hancock Fabrics / Tuesday Morning / Cost Plus World Market
Bluebonnet Village	Baton Rouge	1983	101,585	97.0%	$12.66	Matherne’s	Office Depot
Elmwood Oaks	Harahan	1989	136,284	100.0%	$10.10		Academy Sports / Dollar Tree / Tuesday Morning
Plaza Acadienne (4)	Eunice	1980	59,419	97.5%	$4.56	Super 1 Store	Fred's Store
Sherwood South (4)	Baton Rouge	1972 / 1988 / 1992	77,489	100.0%	$6.60		Burke's Outlet / Harbor Freight Tools / Fred's Store / Ideal Market / Dollar Tree
Siegen Village	Baton Rouge	1988	170,416	98.4%	$10.67		Office Depot / Big Lots / Dollar Tree / Planet Fitness / Party City
TOTAL SHOPPING CENTERS LOUISIANA (7)			889,513	96.2%	$10.14

MARYLAND
Westwood Complex (2)	Bethesda	1958-1960 / 1990 / 2001	214,030	91.7%	$19.55	Giant Foods	Bowlmor Lanes / CITGO
TOTAL SHOPPING CENTERS MARYLAND (1)			214,030	91.7%	$19.55

NORTH CAROLINA
Centre Pointe Plaza	Smithfield	1989	159,259	99.1%	$6.53		Belk’s / Dollar Tree / Aaron Rents / Burke’s Outlet Stores
Riverview Shopping Center	Durham	1973 / 1995	128,498	87.6%	$8.68	Kroger	Upchurch Drugs / Riverview Galleries
Thomasville Commons	Thomasville	1991	148,754	96.7%	$5.60	Ingles	Kmart
TOTAL SHOPPING CENTERS NORTH CAROLINA (3)			436,511	94.9%	$6.79

Property	City, State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF		Grocer Anchor	Other Anchor Tenants

TOTAL RETAIL PORTFOLIO EXCLUDING DEVELOPMENTS AND REDEVELOPMENTS (102)			12,278,827	96.0%	$18.78

DEVELOPMENTS AND REDEVELOPMENTS (1)
101 7th Avenue	Manhattan, NY	1930 / 2015	56,870	100.0%	$79.13			Barneys New York
Alafaya Commons	Orlando, FL	1986 / 2015	130,811	88.7%	$13.97			Academy Sports / Youfit Health Clubs
Boynton Plaza	Boynton Beach, FL	1978 / 1999 / 2015	105,345	91.0%	$18.09		Publix	CVS Pharmacy
Broadway Plaza	Bronx, NY	2014	148,704	75.6%	$37.08		Aldi	TJ Maxx / Sports Authority / Blink Fitness
Cashmere Corners	Port St. Lucie, FL	2001	85,708	83.7%	$11.68			Walmart
Countryside Shops	Cooper City, FL	1986 / 1988 / 1991	200,392	98.3%	$14.67		Publix	Stein Mart
Kirkman Shoppes	Orlando, FL	1973 / 2015	114,635	96.8%	$21.98			LA Fitness / Walgreens
Lake Mary Centre	Lake Mary, FL	1988 / 2001 / 2015	359,525	94.0%	$14.71		The Fresh Market	Ross Dress For Less / LA Fitness / Office Depot / Academy Sports
Medford	Medford, MA	1995	62,656	3.7%	$23.67
North Bay Village	Miami Beach, FL	1970 / 2000	—	—%	$—
Pablo Plaza	Jacksonville, FL	1974 / 1998 / 2001 / 2008	148,673	84.5%	$10.22		Publix* (Office Depot)	Marshalls / HomeGoods /PetSmart
Serramonte Shopping Center	Daly City, CA	1968	858,812	96.9%	$27.55			Macy's / JC Penney / Target / Daiso / Crunch Gym / H&M / Forever 21 / Uniqlo / Dick's Sporting Goods
Serramonte Shopping Center - Expansion Project	Daly City, CA		247,055	53.7%	$28.54			Buy Buy Baby / Cost Plus World Market / Dave & Busters / Daiso / Nordstrom Rack
Willows Shopping Center	Concord, CA	2015	252,817	91.7%	$26.86			Claim Jumper Restaurants / UFC Gym / REI / The Jungle Fun / Old Navy / Ulta Beauty / Pier 1 Imports / Cost Plus World Market
TOTAL DEVELOPMENTS AND REDEVELOPMENTS (13) (1)			2,772,003	87.4%	$23.25	(3)

TOTAL RETAIL PORTFOLIO INCLUDING DEVELOPMENTS AND REDEVELOPMENTS (115)			15,050,830	94.4%	$19.48	(3)

NON-RETAIL PROPERTIES (1)
200 Potrero	San Francisco, CA	1928	30,500	55.1%				Golden Bear Sportswear
Banco Popular Office Building	Miami, FL	1971	32,737	69.7%
Westport Office	Westport, CT	1984	4,000	50.0%
Westwood - Manor Care	Bethesda, MD	1976	41,123	—%
Westwood Towers	Bethesda, MD	1968 / 1997	211,020	100.0%				Housing Opportunities
TOTAL NON-RETAIL PROPERTIES (5) (1)			319,380	79.1%

TOTAL EXCLUDING LAND (120)			15,370,210	94.1%

LAND (6) (1)

TOTAL CONSOLIDATED - 126 Properties
______________________________________________
Note: Total square footage does not include shadow anchor square footage that is not owned by Equity One but does include square footage for ground leases. Anchor tenants represent any tenant with GLA of 10,000 square feet or higher.

* Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in (  ).

(1)
Not included in the same-property net operating income ("NOI") pool for the year ended December 31, 2015. The same-property NOI pool including redevelopments includes all our development and redevelopment properties with the exception of Broadway Plaza.

(2)
Westwood Complex is comprised of five separate properties that are being added to the same-property NOI pool based on their respective acquisition dates. Westwood Shopping Center and Westwood Center II are not included in the same-property NOI pool for the year ended December 31, 2015. Bowlmor Lanes, 5471 Citgo, and 5335 Citgo are included in the same-property NOI pool for the year ended December 31, 2015.

(3)
Average base rent ("ABR") per leased SF for total development and redevelopment properties and total retail portfolio including developments and redevelopments is adjusted for certain anchor tenants at Serramonte Shopping Center that pay percentage rent in lieu of minimum rent.

(4)	Property sold in February 2016.
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
Major Tenants
The following table sets forth as of December 31, 2015 the GLA and the annual base rent of our existing properties leased to tenants in our portfolio. Our total retail portfolio is defined as all of our shopping centers accounted for on a consolidated basis, including properties under development and redevelopment, excluding non-retail properties and properties held in unconsolidated joint ventures. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	2,791,183	7,055,094	4,357,698	14,203,975
Percentage of Total Leased GLA	19.7%	49.6%	30.7%	100.0%

ABR	$37,947,078	$107,937,025	$125,755,460	$271,639,563
Percentage of Total ABR	14.0%	39.7%	46.3%	100.0%

The following table sets forth as of December 31, 2015 information regarding leases with the ten largest tenants (by ABR) in our shopping center portfolio, including those properties under development or redevelopment:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR	Percent of Total ABR	ABR per Square Foot
Albertsons / Shaw's / Star Market / Safeway / Vons	8	480,825	3.2%	$9,603,995	3.5%	$19.97
Publix	25	1,062,166	7.1%	8,724,035	3.2%	$8.21
LA Fitness	8	356,609	2.4%	6,674,805	2.5%	$18.72
Bed Bath & Beyond / Cost Plus World Market	14	401,212	2.7%	6,350,838	2.4%	$15.83
TJ Maxx / HomeGoods / Marshalls	12	342,339	2.3%	5,738,958	2.1%	$16.76
Stop & Shop	2	121,683	0.8%	4,676,055	1.7%	$38.43
Barney's New York	1	56,870	0.4%	4,500,000	1.7%	$79.13
CVS Pharmacy	12	148,367	1.0%	3,802,226	1.4%	$25.63
The Gap / Old Navy	7	115,187	0.8%	3,779,157	1.4%	$32.81
Sports Authority	4	108,391	0.7%	3,753,410	1.4%	$34.63
Total Top Ten Tenants	93	3,193,649	21.4%	$57,603,479	21.3%	$18.04
Lease Expirations
The following tables set forth as of December 31, 2015 the anticipated expirations of tenant leases in our portfolio, excluding those properties under development or redevelopment, for each year from 2016 through 2024 and thereafter and month-to-month leases, assuming no exercise of renewal options or early termination rights:
ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	115	274,376	2.2%	$5,435,492	2.3%	$19.81
2016	233	1,052,799	8.6%	17,873,185	7.6%	$16.98
2017	313	1,476,179	12.0%	27,816,860	11.8%	$18.84
2018	240	1,118,360	9.1%	22,159,350	9.4%	$19.81
2019	219	1,806,945	14.7%	29,603,938	12.5%	$16.38
2020	221	1,528,027	12.5%	24,936,292	10.5%	$16.32
2021	119	1,026,878	8.4%	18,905,349	8.0%	$18.41
2022	65	717,872	5.8%	16,243,845	6.9%	$22.63
2023	75	562,162	4.6%	18,153,625	7.7%	$32.29
2024	53	375,726	3.1%	11,382,801	4.8%	$30.30
Thereafter	151	1,841,610	15.0%	43,743,323	18.5%	$23.75
Sub-total/Average	1,804	11,780,934	96.0%	236,254,060	100.0%	$20.05
Vacant	245	497,893	4.0%	NA	NA	NA
Total	2,049	12,278,827	100.0%	$236,254,060	100.0%	NA

ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	4	88,958	1.1%	$812,189	0.6%	$9.13
2016	21	623,301	7.6%	6,558,203	5.3%	$10.52
2017	32	911,701	11.2%	11,875,403	9.6%	$13.03
2018	21	601,658	7.4%	7,764,120	6.3%	$12.90
2019	32	1,311,615	16.1%	16,136,405	13.0%	$12.30
2020	36	1,073,056	13.2%	12,284,755	9.9%	$11.45
2021	24	786,385	9.7%	10,774,970	8.7%	$13.70
2022	18	569,597	7.0%	10,752,963	8.7%	$18.88
2023	20	394,922	4.8%	11,316,826	9.1%	$28.66
2024	13	275,676	3.4%	7,262,076	5.9%	$26.34
Thereafter	50	1,470,383	18.1%	28,339,304	22.9%	$19.27
Sub-total/Average	271	8,107,252	99.6%	123,877,214	100.0%	$15.28
Vacant	2	30,879	0.4%	NA	NA	NA
Total	273	8,138,131	100.0%	$123,877,214	100.0%	NA
SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	111	185,418	4.5%	$4,623,303	4.1%	$24.93
2016	212	429,498	10.4%	11,314,982	10.1%	$26.34
2017	281	564,478	13.6%	15,941,457	14.2%	$28.24
2018	219	516,702	12.5%	14,395,230	12.8%	$27.86
2019	187	495,330	11.9%	13,467,533	12.0%	$27.19
2020	185	454,971	11.0%	12,651,537	11.2%	$27.81
2021	95	240,493	5.8%	8,130,379	7.2%	$33.81
2022	47	148,275	3.6%	5,490,882	4.9%	$37.03
2023	55	167,240	4.0%	6,836,799	6.1%	$40.88
2024	40	100,050	2.4%	4,120,725	3.7%	$41.19
Thereafter	101	371,227	9.0%	15,404,019	13.7%	$41.49
Sub-total/Average	1,533	3,673,682	88.7%	112,376,846	100.0%	$30.59
Vacant	243	467,014	11.3%	NA	NA	NA
Total	1,776	4,140,696	100.0%	$112,376,846	100.0%	NA
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
Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 23, 2016, there were 896 holders of record of our common stock (which number does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency). The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends per share declared by us on our common stock:

	Price Per Share
	High	Low	Dividends Declared Per Share
2015:
First Quarter	$28.23	$25.40	$0.22
Second Quarter	$27.45	$23.23	$0.22
Third Quarter	$26.03	$22.52	$0.22
Fourth Quarter	$27.74	$24.07	$0.22
2014:
First Quarter	$23.99	$21.03	$0.22
Second Quarter	$23.91	$21.88	$0.22
Third Quarter	$24.31	$21.32	$0.22
Fourth Quarter	$25.99	$21.56	$0.22
Dividends paid during 2015 and 2014 totaled $113.0 million and $106.7 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.
Our total annual dividends paid per common share for each of 2015 and 2014 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2016 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity REIT Index, and the S&P 500 Index, from December 31, 2010 until December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index, and the S&P 500 Index and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Equity One, Inc.	100.00	98.28	126.98	141.07	165.64	183.70
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2015 - October 31, 2015	—		$—	N/A	N/A
November 1, 2015 - November 30, 2015	—		$—	N/A	N/A
December 1, 2015 - December 31, 2015	868	(1)	$27.22	N/A	N/A
	868		$27.22	N/A	N/A
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
The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2015. The balance sheet data as of December 31, 2015 and 2014 and the statement of income data for the years ended December 31, 2015, 2014 and 2013 have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands other than per share, percentage and ratio data)
Statement of Operations Data:
Total revenue	$360,153	$353,185	$332,511	$301,033	$256,243
Property operating expenses	51,373	49,332	50,292	43,996	40,967
Real estate tax expense	42,167	40,161	39,355	35,975	30,232
Depreciation and amortization expense	92,997	101,345	87,266	79,415	75,029
General and administrative expenses	36,277	41,174	39,514	42,473	50,910
Total costs and expenses	222,814	232,012	216,427	201,859	197,138
Interest expense	(55,322)	(66,427)	(70,566)	(73,139)	(68,755)
Gain on bargain purchase	—	—	—	—	30,561
Other income, net	12,693	14,809	8,495	7,828	9,476
Gain on sale of operating properties	3,952	14,029	—	—	5,542
(Loss) gain on extinguishment of debt	(7,298)	(2,750)	107	(29,146)	(1,514)
Impairment loss	(16,753)	(21,850)	(5,641)	(8,909)	(16,984)
Income tax benefit (provision) of taxable REIT subsidiaries	856	(850)	484	2,980	5,087
Income (loss) from continuing operations	$75,467	$58,134	$48,963	$(1,212)	$22,518
Net income (loss) attributable to Equity One, Inc.	$65,453	$48,897	$77,954	$(3,477)	$33,621
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.51	$0.37	$0.32	$(0.11)	$0.11
Net income (loss)	$0.51	$0.39	$0.66	$(0.04)	$0.29
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.51	$0.37	$0.32	$(0.11)	$0.11
Net income (loss)	$0.51	$0.39	$0.65	$(0.04)	$0.29
Balance Sheet Data:
Income producing properties, net of accumulated depreciation	$2,898,539	$2,746,548	$2,798,965	$2,639,909	$2,365,859
Total assets	$3,375,903	$3,256,779	$3,348,460	$3,495,265	$3,218,496
Notes payable	$1,371,430	$1,329,914	$1,502,291	$1,578,891	$1,263,488
Total liabilities	$1,605,752	$1,566,170	$1,744,545	$1,868,235	$1,570,490
Redeemable noncontrolling interests	$—	$—	$989	$22,551	$22,804
Stockholders’ equity	$1,564,006	$1,483,420	$1,395,183	$1,396,726	$1,417,316
Other Data:
Funds from operations available to diluted common shareholders (1)	$170,838	$157,924	$150,911	$97,660	$146,768
Cash flows from:
Operating activities	$164,765	$144,095	$132,742	$153,219	$102,626
Investing activities	$(179,300)	$26,462	$123,047	$(332,263)	$(44,615)
Financing activities	$8,419	$(168,671)	$(257,622)	$195,497	$(108,793)
GLA (square feet) at end of period	15,370	13,460	14,895	16,941	17,178
Consolidated retail occupancy excluding developments and redevelopments at end of period	96.0%	95.0%	92.4%	92.1%	90.7%
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88

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
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income (loss) attributable to Equity One, Inc.	$65,453	$48,897	$77,954	$(3,477)	$33,621
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	91,705	100,130	90,097	87,456	95,254
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	3,947	4,186	4,283	3,932	3,095
(Gain) loss on disposal of depreciable assets, net of tax (1) (2)	(3,875)	(16,898)	(37,877)	(15,407)	180
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (3) (4)	(8,428)	(8,007)	—	—	(4,262)
Impairments of depreciable real estate, net of tax (1)	12,041	19,620	6,538	25,156	9,360
Funds from operations	160,843	147,928	140,995	97,660	137,248
Earnings attributed to noncontrolling interest (5)	9,995	9,996	9,996	—	9,520
Funds from operations available to diluted common shareholders	$170,838	$157,924	$150,991	$97,660	$146,768
Funds from operations per diluted common share	$1.22	$1.20	$1.17	$0.85	$1.21
Weighted average diluted shares (in thousands) (6)	139,518	131,083	129,129	114,549	121,474
__________________________________________

(1)	Includes amounts classified as discontinued operations.

(2)	Includes the recognition of deferred gains of $3.3 million associated with the 2008 sale of certain properties by us to GRI-EQY I, LLC (the "GRI JV") for the year ended December 31, 2015.

(3)
Includes the remeasurement of the fair value of our equity interest in the GRI JV of $5.5 million for the year ended December 31, 2015. See Note 8 to the consolidated financial statements for further discussion.

(4)
Includes the remeasurement of the fair value of our equity interest in Talega Village Center JV, LLC, the owner of Talega Village Center, of $2.2 million, net of the related noncontrolling interest, for the year ended December 31, 2014. See Note 8 to the consolidated financial statements for further discussion.

(5)
Represents earnings attributed to convertible units held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2015, 2014, 2013 and 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.

(6)
Weighted average diluted shares used to calculate FFO per share for the years ended December 31, 2015, 2014, 2013 and 2011 are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive. In January 2016, LIH exercised its redemption right with respect to all of its outstanding Class A Shares in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. See Notes 15 and 26 to the consolidated financial statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this annual report.
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
As of December 31, 2015, our portfolio comprised 126 properties, including 102 retail properties and five non-retail properties totaling approximately 12.6 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. As of December 31, 2015, our retail occupancy excluding developments and redevelopments was 96.0% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA. For additional information regarding the properties in our portfolio, refer to Item 2 - Properties.
We witnessed increasing interest from prospective small shop tenants during 2015 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are commodity-oriented retailers and are thus less susceptible to economic cycles. As of December 31, 2015, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Additionally, the vast majority of the shop tenants that locate in supermarket-anchored centers tend to be service-oriented uses rather than retailers, thus providing further resistance to any competitive encroachment due to e-commerce. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.

We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, Washington D.C., South Florida and Atlanta while selectively disposing of assets which are located outside of our target markets or which have relatively limited prospects for future NOI growth. We also actively seek opportunities to develop or redevelop centers in high density markets with strong demographic characteristics and established markets with high barriers to entry. As pricing and opportunity permits, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Operating Strategies. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. In 2015, improving economic conditions helped us to achieve the following leasing results:

•
the signing of 179 new leases totaling 872,077 square feet, including, on a same-space(1) basis, 122 new leases totaling 335,094 square feet at an average rental rate of $19.94 per square foot in 2015 (excluding $19.41 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $18.48 per square foot, resulting in a 7.9% average rent spread;

•
the renewal and extension of 249 leases totaling 1.9 million square feet, including, on a same-space basis, 237 leases totaling 1.9 million square feet at an average rental rate of $15.89 per square foot in 2015 (excluding $1.65 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.51 per square foot, a 9.5% average rent spread;

•	the increase in retail occupancy(2) excluding developments and redevelopments to 96.0% as of December 31, 2015 from 95.0% as of December 31, 2014; and

•	the increase in occupancy on a same-property basis(3) to 96.0% as of December 31, 2015 from 95.3% as of December 31, 2014.

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
Investment Strategies. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2015, this strategy resulted in:

•	the acquisition of a mixed-use asset with 25,917 square feet of retail space and 15,133 square feet of office space, located in Cambridge, Massachusetts for a purchase price of $85.0 million;

•
the acquisition of three shopping centers, totaling 351,602 square feet located in Miami, Florida, from the GRI JV upon the redemption of our interest in the joint venture. Prior to the redemption, we made an additional cash investment in the GRI JV of $23.5 million. This transaction resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the 2008 sale of certain properties by us to the joint venture and a $5.5 million gain due to the remeasurement of our existing equity investment to fair value. In connection with the transaction, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million, which bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018;

•	the acquisition of two shopping centers located in Miami, Florida and Ridgefield, Connecticut, representing an aggregate of 44,713 square feet of GLA, for an aggregate purchase price of $13.3 million;

•	the acquisition of a 0.49 acre land parcel at North Bay Village in Miami Beach, Florida for $600,000 and a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000;

•	the sale of two non-core assets for aggregate gross proceeds of $12.8 million; and

•	the sale of two properties held by a joint venture for aggregate gross proceeds of $51.4 million resulting in a total gain of $14.6 million, of which our proportionate share was $2.9 million.
Capital Strategies. We intend to grow and expand our business by using cash flow from operations, borrowing under our existing credit facilities, reinvesting proceeds from selling properties that no longer meet our investment criteria, accessing the capital markets to issue equity and debt or using joint venture arrangements. During 2015, we financed our business using our revolving line of credit, proceeds from our new term loan facility, proceeds from the sale of our common stock, the assumption of mortgage debt in place on an acquired property, proceeds from the sale of properties mentioned above and various other activities throughout the year including:

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

•
the redemption of our 6.00% unsecured senior notes, which had a principal balance of $105.2 million and were scheduled to mature in September 2016, resulting in a loss on the early extinguishment of debt of $4.8 million, which was comprised of a make-whole premium and deferred fees and costs associated with the notes;

•	the issuance of common stock in connection with the exercise of 557,000 stock options which generated proceeds of $3.0 million;

•	the acquisition of the remaining 2.0% minority interest in DIM for $1.2 million;

•
the closing of a $50.0 million forward starting interest rate swap agreement to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016;

•	the closing of a $300.0 million unsecured delayed draw term loan facility, of which we borrowed $225.0 million as of December 31, 2015; and

•	the prepayment without penalty, of two mortgage loans with an aggregate balance of $44.3 million and a weighted average interest rate of 5.61% per annum.
As of December 31, 2015, the aggregate outstanding balance on our revolving credit facility was $96.0 million as compared to $37.0 million as of December 31, 2014. As of December 31, 2015, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, excluding outstanding borrowings of $96.0 million and outstanding letters of credit with an aggregate face amount of $2.2 million.
2016 Outlook. While the markets in which we operate have experienced gradual improvement in general economic conditions during 2015, the rate of economic recovery has varied across our operating regions. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores and book stores continue to face increased threats from e-commerce. We believe that recent growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers should help to mitigate the impact of these challenges on our business, and we anticipate that our same-property NOI excluding redevelopments for 2016 will reflect an increase of 3.25% to 4.25% as compared to 2015.
We have 1.1 million square feet of GLA in our portfolio with leases expiring in 2016 and another 274,376 square feet of GLA under month-to-month leases. We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces although there can be no assurance that we will obtain such increases.
Our financing activities during 2016 could include additional borrowings on our line of credit and delayed draw term loan facility, debt and/or equity offerings or private placements, creation of joint ventures with institutional partners, and the early repayment of unsecured senior notes and mortgages. We believe we ended 2015 with sufficient cash and availability under our existing unsecured revolving line of credit and delayed draw term loan facility to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, additional credit facilities, the placement of mortgage financings, or the sale of assets will impact our capacity to invest in a manner that provides growing returns for our stockholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in Item 1A - Risk Factors in this annual report. We consider an accounting estimate to be critical if changes in the estimate or actual results could have a material impact on our consolidated results of operations or financial condition.
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
Many of our lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volumes (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on a percentage of a tenant’s sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of real estate taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.
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
Recognition of Gains from the Sales of Operating Properties. We account for profit recognition on sales of operating properties in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership and do not have substantial continuing involvement with the property. Recognition of gains from sales to unconsolidated joint ventures partnerships is recorded on only that portion of the sales not attributable to our ownership interest.
Real Estate Acquisitions. We account for business combinations, including the acquisition of income producing properties, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition of income producing properties, we estimate the fair value of the acquired tangible assets (consisting of land, building, building improvements, and tenant improvements), identified intangible assets and liabilities (consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt, and noncontrolling interests issued at the date of acquisition, where applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. We expense transaction costs associated with business combinations in the period incurred.
In allocating the purchase price of an acquired property to identified intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include estimates of lost rental and recovery revenue during the expected lease-up periods and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.

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
Construction in progress and land are also carried at cost, and no depreciation is recognized. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, except certain demolition costs which are expensed as incurred, are capitalized into properties in construction in progress and land on our consolidated balance sheet. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-Lived Assets. We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. As of December 31, 2015, we reviewed the operating properties, construction in progress, and land for potential indicators of impairment on a property-by-property basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC. For those properties for which an indicator of impairment was identified, we projected future cash flows for each property on an individual basis. The key assumptions underlying these projected future cash flows are dependent on property-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:

•	historical and projected property performance, including current occupancy, capitalization rates and net operating income;

•	competitors’ presence and their actions;

•	property specific attributes such as location desirability, anchor tenants and demographics;

•	current local market economic and demographic conditions; and

•	future expected capital expenditures and the period of time before net operating income is stabilized.
After considering these factors, our future cash flows are projected based on management’s intention with respect to the holding period of the property and an assumed sale at the final year of the holding period using a projected capitalization rate (reversion value). If the carrying amount of the property exceeded the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge was recognized to reduce the carrying value of the property to its fair value.

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
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income of unconsolidated joint ventures in our consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income of unconsolidated joint ventures.
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
Income Tax. Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our TRSs, are subject to federal, state and local income taxes. Income taxes attributable to our TRSs are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities’ assets and liabilities and for operating loss and tax credit carryforwards. The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate.
Held for Sale. The application of current accounting principles that govern the classification of any of our properties as held for sale on our consolidated balance sheets requires management to make certain significant judgments. In evaluating whether a property meets the held for sale criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period or may not close at all. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis, unless otherwise noted, includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the year ended December 31, 2015, we moved six properties (Serramonte Shopping Center, Countryside Shops, Pablo Plaza, North Bay Village, Medford and Cashmere Corners) totaling 1.6 million square feet out of the same-property pool as they are undergoing redevelopment. Additionally, we moved one property that had been under development (The Gallery at Westbury Plaza) with 312,380 square feet into the same-property pool.
In this section, we present NOI, which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of below-market ground lease intangibles and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, equity in income of unconsolidated joint ventures, gain/loss on sale of operating properties, gain/loss on extinguishment of debt and other income. NOI includes management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Same-Property NOI and Occupancy Information
Same-property NOI increased by $6.8 million, or 3.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Same-property NOI including redevelopments increased by $9.0 million, or 4.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in same-property NOI and same-property NOI including redevelopments was primarily driven by a net increase in minimum rent and an increase in recovery income, net of recoverable expenses, partially offset by higher bad debt expense.
Same-property net operating income is reconciled to income from continuing operations before tax and discontinued operations as follows:

	For the year ended December 31,
	2015	2014
	(In thousands, except number of properties)
Same-property NOI	$184,863	$178,048
Redevelopment property NOI	38,190	36,033
Same-property NOI including redevelopments	223,053	214,081
Other non same-property NOI	12,847	13,795
Adjustments (1)	822	789
Total NOI	236,722	228,665
Add:
Straight-line rent adjustment	4,612	3,788
Accretion of below-market lease intangibles, net	12,759	18,646
Management and leasing services income	1,877	2,181
Elimination of intercompany expenses	11,244	11,013
Investment income	210	365
Equity in income of unconsolidated joint ventures	6,493	10,990
Other income	5,990	3,454
Gain on sale of operating properties	3,952	14,029
Less:
Amortization of below-market ground lease intangibles	601	601
Depreciation and amortization expense	92,997	101,345
General and administrative expense	36,277	41,174
Interest expense	55,322	66,427
Loss on extinguishment of debt	7,298	2,750
Impairment loss	16,753	21,850
Income from continuing operations before tax and discontinued operations	$74,611	$58,984

Growth in same-property NOI	3.8%
Number of properties (2)	93

Growth in same-property NOI including redevelopments	4.2%
Number of properties (3)	106
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

Comparison of the Year Ended December 31, 2015 to 2014
The following summarizes certain line items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2015 as compared to the same period in 2014:

	For the year ended December 31,
	2015	2014	% Change
	(In thousands)
Total revenue	$360,153	$353,185	2.0%
Property operating expenses	51,373	49,332	4.1%
Real estate tax expense	42,167	40,161	5.0%
Depreciation and amortization expense	92,997	101,345	(8.2)%
General and administrative expenses	36,277	41,174	(11.9)%
Equity in income of unconsolidated joint ventures	6,493	10,990	(40.9)%
Other income	5,990	3,454	73.4%
Interest expense	55,322	66,427	(16.7)%
Gain on sale of operating properties	3,952	14,029	(71.8)%
Loss on extinguishment of debt	7,298	2,750	NM*
Impairment loss	16,753	21,850	(23.3)%
Income from discontinued operations	—	2,957	NM*
Net income	75,467	61,091	23.5%
Net income attributable to Equity One, Inc.	65,453	48,897	33.9%
___________
 * NM = not meaningful
Total revenue increased by $7.0 million, or 2.0%, to $360.2 million in 2015 from $353.2 million in 2014. The increase was primarily attributable to the following:

•	an increase of approximately $9.3 million in same-property revenue due primarily to higher rents from new rent commencements and renewals and contractual rent increases;

•
an increase of approximately $7.7 million related to higher rents from development and redevelopment projects, including approximately $1.9 million associated with lease termination fees received during 2015; and

•	an increase of approximately $5.2 million associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $10.3 million associated with properties sold in 2015 and 2014;

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
Property operating expenses increased by $2.0 million, or 4.1%, to $51.4 million in 2015 from $49.3 million in 2014. The increase primarily consisted of the following:

•
a net increase of approximately $3.5 million in same-property expenses primarily due to lease termination costs of $1.0 million and higher bad debt expense of $2.2 million in part due to the reversal of $1.1 million in our allowance for doubtful accounts in 2014 for certain historical real estate tax billings for which a settlement was reached with the tenants;

•	an increase of approximately $800,000 in operating expenses for development and redevelopment properties; and

•	an increase of approximately $700,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $2.8 million associated with properties sold in 2015 and 2014.
Real estate tax expense increased by $2.0 million, or 5.0%, to $42.2 million in 2015 from $40.2 million in 2014. The increase primarily consisted of the following:

•	a net increase of approximately $2.0 million in real estate tax expense across our portfolio of properties; and

•	an increase of approximately $700,000 associated with properties acquired in 2015 and 2014; partially offset by

•	a decrease of approximately $800,000 associated with properties sold in 2015 and 2014.
Depreciation and amortization expense decreased by $8.3 million, or 8.2%, to $93.0 million in 2015 from $101.3 million in 2014. The decrease was primarily related to the following:

•	a decrease of approximately $11.0 million related to accelerated depreciation of assets razed as part of redevelopment projects in 2014;

•	a decrease of approximately $3.1 million due to assets becoming fully depreciated and amortized during 2015 and 2014; and

•	a decrease of approximately $2.1 million associated with properties sold in 2015 and 2014; partially offset by

•	an increase of approximately $5.7 million related to new depreciable assets added during 2015 and 2014 associated with completed redevelopment and development projects; and

•	an increase of approximately $2.1 million related to depreciation on properties acquired in 2015.
General and administrative expenses decreased by $4.9 million, or 11.9%, to $36.3 million in 2015 from $41.2 million in 2014. The decrease was primarily related to the following:

•
a decrease of approximately $4.8 million in employment costs primarily due to lower payroll expenses, bonus payments and other costs associated with our 2014 reorganization and higher capitalized payroll expense; and

•
a decrease of approximately $1.1 million in Board of Directors fees primarily as a result of stock-based compensation recognized in 2014 for stock awards granted to our Chairman, and the acceleration of stock awards with respect to a separation agreement with one of our directors; partially offset by

•	an increase of approximately $800,000 in public company expenses.
We recorded equity in income of unconsolidated joint ventures of $6.5 million in 2015 compared to $11.0 million in 2014. The decrease was primarily related to the 2014 sale of Vernola Marketplace, a property held by one of our joint ventures, of which our proportionate share of the gain was $7.4 million (including $1.6 million attributable to a noncontrolling interest), partially offset by the 2015 sale of Plantation Marketplace and Penn Dutch Plaza, properties held by one of our joint ventures, of which our proportionate share of the total gain was $2.9 million.
Other income of $6.0 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest immediately prior to the redemption. Other income of $3.5 million in 2014 primarily relates to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $11.1 million, or 16.7%, to $55.3 million in 2015 from $66.4 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $5.1 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•
a decrease of approximately $4.8 million due to the redemption in 2015 of our 5.375% and 6.00% unsecured senior notes which had principal balances of $107.5 million and $105.2 million, respectively; and

•	a decrease of approximately $1.0 million due to lower interest expense associated with our term loans.
We recorded a gain on the sale of operating properties of $4.0 million in 2015 primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the 2008 disposition of assets by us to the joint venture. We recorded a gain on the sale of operating properties of $14.0 million in 2014 due to the sale of nineteen properties.
We recorded a loss on extinguishment of debt of $7.3 million and $2.8 million in 2015 and 2014, respectively. The loss in 2015 primarily resulted from the redemption of our 5.375% and 6.00% unsecured senior notes due October 2015 and September 2016, respectively, which was comprised of make-whole premiums and deferred fees and costs associated with the notes. The loss on extinguishment of debt in 2014 primarily consisted of approximately $4.0 million of penalties related to the prepayment of mortgage loans, partially offset by the gain on the sale of Brawley Commons, which was encumbered by a $6.5 million mortgage loan that matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.
In 2015, we recorded an impairment loss in continuing operations of $16.8 million, consisting of $11.3 million related to operating properties sold, $3.7 million related to land parcels, $1.6 million related to a property held for use and a goodwill impairment loss of $200,000. In 2014, we recorded an impairment loss in continuing operations of $21.9 million, consisting of $15.1 million related to properties held for use, $4.5 million related to operating properties sold and $2.2 million related to land parcels.
In 2014, income from discontinued operations of $3.0 million related to two of the properties sold (Stanley Marketplace and Oak Hill Village) as they were classified as held for sale prior to the adoption of ASU 2014-08. In 2015, the results of operations for the two properties sold are reported in continuing operations as the dispositions do not represent a strategic shift that has or will have a major effect on our operations and financial results.
As a result of the foregoing, net income increased by $14.4 million to $75.5 million in 2015 from $61.1 million in 2014. Net income attributable to Equity One, Inc. increased by $16.6 million to $65.5 million in 2015 as compared to $48.9 million in 2014.
Comparison of the Year Ended December 31, 2014 to 2013
The following summarizes certain line items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2014 as compared to the same period in 2013:

	For the year ended December 31,
	2014	2013	% Change
	(In thousands)
Total revenue	$353,185	$332,511	6.2%
Property operating expenses	49,332	50,292	(1.9)%
Real estate tax expense	40,161	39,355	2.0%
Depreciation and amortization expense	101,345	87,266	16.1%
General and administrative expenses	41,174	39,514	4.2%
Investment income	365	6,631	(94.5)%
Equity in income of unconsolidated joint ventures	10,990	1,648	NM*
Other income	3,454	216	NM*
Interest expense	66,427	70,566	(5.9)%
Gain on sale of operating properties	14,029	—	NM*
(Loss) gain on extinguishment of debt	(2,750)	107	NM*
Impairment loss	21,850	5,641	NM*
Income from discontinued operations	2,957	39,694	(92.6)%
Net income	61,091	88,657	(31.1)%
Net income attributable to Equity One, Inc.	48,897	77,954	(37.3)%
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
Property operating expenses decreased by $960,000, or 1.9%, to $49.3 million in 2014 from $50.3 million in 2013. The decrease primarily consisted of the following:

•
a net decrease of approximately $2.0 million in same-property expenses primarily attributable to lower bad debt expense of $3.7 million including the reversal of $1.1 million in our allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, partially offset by higher property operating expenses in 2014 including higher real estate taxes, insurance and snow removal costs; and

•	a decrease of approximately $1.4 million associated with properties sold in 2014; partially offset by

•	an increase of approximately $2.4 million associated with properties acquired in 2014 and 2013.
Real estate tax expense increased by $806,000, or 2.0%, to $40.2 million in 2014 from $39.4 million in 2013. The increase primarily consisted of the following:

•	an increase of approximately $1.6 million associated with properties acquired in 2014; and

•	a net increase of approximately $400,000 in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $1.2 million associated with properties sold in 2014 and 2013.
Depreciation and amortization expense increased by $14.1 million, or 16.1%, to $101.3 million in 2014 from $87.3 million in 2013. The increase was primarily related to the following:

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
Interest expense decreased by $4.1 million, or 5.9% to $66.4 million in 2014 from $70.6 million in 2013. The decrease was primarily attributable to the following:

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
We recorded a gain on sale of operating properties of $14.0 million in 2014 due to the sale of 19 properties. Prior to the adoption of ASU 2014-08, such gains would have been included in income from discontinued operations.
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
We recorded impairment losses in continuing operations in 2014 and 2013 of $21.9 million and $5.6 million, respectively. The 2014 impairment loss consisted of $17.3 million of impairment charges related to land and income producing properties and $4.5 million related to operating properties sold. The 2013 impairment loss primarily consisted of $5.5 million of impairment charges related to land and income producing properties.
In 2014, we recorded net income from discontinued operations of $3.0 million compared to $39.7 million in 2013. The decrease is primarily attributable to the following:

•	a decrease of $36.4 million related to net gains from the disposition of operating properties; and

•	a decrease of $6.0 million in operating income from sold properties; partially offset by

•	a decrease in impairment losses on sold properties of $5.0 million.
The results of operations for three of the properties sold in 2014 (Stanley Marketplace, Oak Hill Village and Summerlin Square) are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented as they were classified as held for sale prior to the adoption of ASU 2014-08. During the year ended December 31, 2013, we sold thirty-two properties and four outparcels for a total sales price of $295.2 million. The results of operations for these properties are presented as discontinued operations in the accompanying consolidated statement of income for the year ended December 31, 2013.
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
As of December 31, 2015, we had $21.4 million of cash and cash equivalents available. We have a revolving credit facility providing for borrowings of up to $600.0 million subject to the satisfaction of certain financial covenants. As of December 31, 2015, the full amount of the facility was available to us based on our financial covenants as of that date. As of December 31, 2015, we had drawn $96.0 million against the facility, which bore interest at a weighted average rate of 1.47% per annum and we had letters of credit outstanding under the facility with an aggregate face amount of $2.2 million. In addition, we have a delayed draw term loan facility that provides for borrowings up to $300.0 million. As of December 31, 2015, we had drawn $225.0 million against the facility.
In February 2016, we redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $5.0 million.
In February 2016, we terminated and settled our $50.0 million forward starting interest rate swap, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the swap will amortize through interest expense over the life of the expected debt issuance.
During 2016, we have approximately $50.4 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2015, we have invested an aggregate of approximately $103.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $147.6 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates. Additionally, we expect to spend substantial amounts with respect to redevelopment and development projects to be announced in the future.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us, and proceeds from property dispositions.

2015 liquidity events
While we believe our availability under our line of credit and delayed draw term loan is sufficient to operate our business in 2016, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed in 2015:

•	We acquired a mixed-use asset with 25,917 square feet of retail space and 15,133 square feet of office space, located in Cambridge, Massachusetts for a purchase price of $85.0 million;

•
We acquired three shopping centers, totaling 351,602 square feet located in Miami, Florida, from the GRI JV upon the redemption of our interest in the joint venture. Prior to the redemption, we made an additional cash investment in the GRI JV of $23.5 million. In connection with the transaction, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million, which bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018;

•	We issued 4.5 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds before expenses of $121.3 million;

•	We redeemed our 6.00% unsecured senior notes, which had a principal balance of $105.2 million and were scheduled to mature in September 2016;

•	We redeemed our 5.375% unsecured senior notes, which had a principal balance of $107.5 million and were scheduled to mature in October 2015;

•
We closed on a $50.0 million forward starting interest rate swap agreement to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. In February 2016, we terminated and settled our $50.0 million forward starting interest rate swap, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the swap will amortize through interest expense over the life of the expected debt issuance;

•	We borrowed $225.0 million under our new $300.0 million unsecured delayed draw term loan facility;

•	We acquired the remaining 2.0% minority interest in DIM for $1.2 million;

•	We acquired two shopping centers located in Miami, Florida and Ridgefield, Connecticut, representing an aggregate of 44,713 square feet of GLA, for an aggregate purchase price of $13.3 million;

•	We acquired a 0.49 acre land parcel at North Bay Village in Miami Beach, Florida for $600,000 and a 0.18 acre outparcel adjacent to Pablo Plaza located in Jacksonville, Florida for $750,000;

•	We sold two non-core assets for aggregate gross proceeds of $12.8 million;

•	Our joint venture sold two properties for aggregate gross proceeds of $51.4 million;

•	We received proceeds of $3.0 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We borrowed $59.0 million under our $600.0 million line of credit;

•	We invested $91.4 million in capital expenditures to improve our properties; and

•	We prepaid, without penalty, two mortgage loans with an aggregate balance of $44.3 million and a weighted average interest rate of 5.61% per annum.
In November 2015, we entered into distribution agreements with various financial institutions as part of our implementation of an ATM Program under which we may sell up to 8.5 million shares, par value of $0.01 per share, of our common stock from time to time in “at-the-market” offerings or certain other transactions. Concurrently, we entered into a common stock purchase agreement with MGN America, LLC ("MGN"), an affiliate of Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. Pursuant to this agreement, MGN will have the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements during each calendar quarter, up to an aggregate maximum of approximately 1.3 million shares under the agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common stock, our needs for additional amounts of capital and our determination of the most appropriate source of funding for such needs. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include repaying debt and funding future acquisitions or development and redevelopment activities. As of December 31, 2015, we had not issued any shares under the ATM Program.
We believe that we have access to capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with, and maintain, a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios.
While we believe that cash generated from operations, borrowings under our unsecured revolving credit facility and delayed draw term loan, and our access to other, longer term capital sources will be sufficient to meet our short-term and long-term liquidity requirements, there are risks inherent in our business, including those risks described in Item 1A - Risk Factors that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	For the year ended December 31,
	2015	2014	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$164,765	$144,095	$20,670
Net cash (used in) provided by investing activities	$(179,300)	$26,462	$(205,762)
Net cash provided by (used in) financing activities	$8,419	$(168,671)	$177,090
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $164.8 million for 2015 compared to $144.1 million for 2014. The increase is due primarily to a decrease in interest expense as a result of refinancing activities, including a lower effective interest rate on our long-term debt and a decrease in our average outstanding borrowings during the period, and lower general and administrative expenses, as well as an increase in cash from our rental properties.
Net cash used in investing activities was $179.3 million for 2015 compared to net cash provided by investing activities of $26.5 million for 2014. Investing activities during 2015 consisted primarily of: acquisitions of income producing properties of $98.3 million; additions to construction in progress of $63.6 million; investments in joint ventures of $23.9 million and additions to income producing properties of $21.0 million; partially offset by: distributions from joint ventures of $15.7 million and collection of a development costs tax credit of $14.3 million in connection with the development of The Gallery at Westbury Plaza. Investing activities for 2014 primarily consisted of: proceeds related to the sale of real estate and rental properties of $145.5 million; proceeds from the repayment of loans receivable of $60.5 million and $16.4 million in joint venture distributions; partially offset by: acquisitions of income producing properties of $93.4 million; additions to construction in progress of $77.1 million; and additions to income producing properties of $19.4 million.

The following summarizes our capital expenditures:

	For the year ended December 31,
	2015	2014
	(In thousands)
Capital expenditures:
Tenant improvements and allowances	$29,565	$20,297
Leasing commissions and costs	7,548	8,095
Developments	13,643	32,795
Redevelopments and expansions	27,823	41,836
Maintenance capital expenditures	15,484	10,959
Total capital expenditures	94,063	113,982
Net change in accrued capital spending	(2,633)	(10,071)
Capital expenditures per consolidated statements of cash flows	$91,430	$103,911
The increase in tenant improvements and allowances for 2015 compared to 2014 was primarily attributable to expenditures associated with anchor tenants at Magnolia Shoppes and Ambassador Row Courtyard, a new outparcel at Darinor Plaza and other tenant allowances across the portfolio. The decrease in development and redevelopment capital expenditures for 2015 compared to 2014 was primarily the result of costs incurred in 2014 for the development of Broadway Plaza and the redevelopment of Boynton Plaza, Willows Shopping Center, Kirkman Shoppes, Lake Mary Center and Alafaya Commons. We capitalized internal costs related to capital expenditures of $7.2 million and $5.4 million during 2015 and 2014, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $4.1 million and $3.6 million, respectively, capitalized internal costs related to development activities of $475,000 and $637,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $1.6 million and $779,000, respectively. Capitalized interest totaled $4.8 million and $5.0 million during 2015 and 2014, respectively, primarily related to development and redevelopment and expansion activities.
Net cash provided by financing activities totaled $8.4 million for 2015 compared net cash used in financing activities of $168.7 million for 2014. The financing activities for 2015 primarily related to: net borrowings under our new delayed draw term loan of $222.9 million; proceeds from the issuance of common stock of $124.9 million in connection with our March 2015 equity offering and the exercise of stock options and net borrowings under the revolving credit facility of $59.0 million; partially offset by: repayment of our senior notes payable of $220.2 million; dividends paid to stockholders of $113.0 million; the prepayments and repayments of mortgage debt of $51.1 million and $10.0 million of distributions to noncontrolling interests. The financing activities for 2014 primarily related to: prepayments and repayments of mortgage debt of $132.6 million; dividends paid to stockholders of $106.7 million; net repayments under the revolving credit facility of $54.0 million and $12.0 million of distributions to noncontrolling interests; partially offset by proceeds from the issuance of common stock of $145.4 million.
Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$59,614	$6,608	$6,567	$6,766	$5,541	$5,470	$28,662
Balloon payments	222,415	43,799	64,000	82,504	18,330	—	13,782
Total mortgage obligations	282,029	50,407	70,567	89,270	23,871	5,470	42,444
Unsecured revolving credit facilities	96,000	—	—	96,000	—	—	—
Unsecured senior notes	518,401	—	218,401	—	—	—	300,000
Term loans	475,000	—	—	—	250,000	225,000	—
Total unsecured obligations	1,089,401	—	218,401	96,000	250,000	225,000	300,000
Operating leases	42,522	1,685	1,407	1,415	1,433	1,435	35,147
Total contractual obligations (1) (2)	$1,413,952	$52,092	$290,375	$186,685	$275,304	$231,905	$377,591

_______________________________________________
(1) Excludes our proportionate share of unconsolidated joint venture indebtedness. See further discussion in Off-Balance Sheet Arrangements section below.
(2) Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts.
Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduction in financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income, or take advantage of business opportunities. In addition, because we currently anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness. For more information, see the risks described in Item 1A - Risk Factors in this annual report.
The following table sets forth certain information regarding future interest obligations on outstanding debt (excluding our revolving credit facility) as of December 31, 2015:

	Payments due by period
Interest Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage notes	$45,514	$14,460	$10,493	$7,803	$3,669	$2,759	$6,330
Unsecured senior notes	102,297	24,608	21,439	11,250	11,250	11,250	22,500
Term loans	36,608	9,718	9,700	9,700	4,409	3,081	—
Total interest obligations	$184,419	$48,786	$41,632	$28,753	$19,328	$17,090	$28,830
Indebtedness. The following table sets forth certain information regarding our mortgage notes payable as of December 31, 2015:

Property	Balance at December 31, 2015	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
Mortgage notes payable
1225-1239 Second Avenue	$16,020	6.325%		06/01/16		$15,903
Glengary Shoppes	15,217	5.750%		06/11/16		15,059
Magnolia Shoppes	13,010	6.160%		07/11/16		12,837
Culver Center	64,000	5.580%		05/06/17		64,000
Concord Shopping Plaza (1)	27,750	1-month LIBOR + 1.35%		06/28/18		27,750
Sheridan Plaza	58,330	6.250%		10/10/18		54,754
1175 Third Avenue	6,241	7.000%		05/01/19		5,157
The Village Center	14,825	6.250%		06/01/19		13,173
BridgeMill	6,462	7.940%		05/05/21		3,761
Talega Village Center (2)	10,793	5.010%		10/01/21		8,800
Westport Plaza	3,340	7.490%		08/01/23		1,221
Aventura Square / Oakbrook Square / Treasure Coast Plaza	20,756	6.500%		02/28/24		—
Von's Circle Center	9,366	5.200%		10/10/28		—
Copps Hill	15,919	6.060%		01/01/29		—
Total mortgage notes payable (14 loans outstanding)	$282,029	5.61%	(3)	3.64	years	$222,415
______________________________
(1) The loan balance bears interest at a floating rate of 1-month LIBOR + 1.35%. The effective interest rate on December 31, 2015 was 1.594%.
(2) The stated loan maturity date is October 1, 2036; however, both the lender and the borrower have the right to exercise a call or early prepayment, respectively, on each of October 1, 2021, October 1, 2026 and October 1, 2031. It is deemed likely this right will be exercised and the shown maturity date is therefore October 1, 2021.

(3) Calculated based on weighted average interest rates of outstanding balances at December 31, 2015.
The weighted average interest rate of the mortgage notes payable at December 31, 2015 and 2014 was 5.61% and 6.03%, respectively, excluding the effects of any discount or premium.
During the years ended December 31, 2015 and 2014, we prepaid $44.3 million and $115.4 million in mortgage loans with a weighted average interest rate of 5.61% and 5.74% per annum, respectively. We recognized losses on extinguishment of debt in conjunction with the prepayments of $247,000 and $3.3 million for the years ended December 31, 2015 and 2014, respectively.
In January 2016, we entered into a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum.
Our outstanding unsecured senior notes at December 31, 2015 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2015	Rate		Maturity Date		Balance Due at Maturity
	(In thousands)					(In thousands)
6.25% senior notes	$101,403	6.250%		01/15/17		$101,403
6.00% senior notes	116,998	6.000%		09/15/17		116,998
3.75% senior notes	300,000	3.750%		11/15/22		300,000
Total unsecured senior notes payable	$518,401	4.75%	(1)	4.57	years	$518,401
____________________________
(1) Calculated based on weighted average interest rates of outstanding balances at December 31, 2015.
The weighted average interest rate of the unsecured senior notes at December 31, 2015 and 2014 was 4.75% and 5.02%, respectively, excluding the effects of any discount or premium.
In 2015, we redeemed our 5.375% and 6.00% unsecured senior notes which had principal balances of $107.5 million and $105.2 million, respectively, each at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and required make-whole premiums of $2.6 million and $4.8 million, respectively. In connection with the redemptions, we recognized a loss on the early extinguishment of debt totaling $7.5 million, which was comprised of the aforementioned make-whole premiums and deferred fees and costs associated with the notes.
In February 2016, we redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $5.0 million. In connection with the redemption, we expect to recognize a loss on the early extinguishment of debt of $5.2 million during the first quarter of 2016 comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.
Our revolving credit facility is with a syndicate of banks and provides $600.0 million of unsecured revolving credit and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of December 31, 2015, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding of up to 50% of the lender commitments then in effect, a $75.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $56.9 million multi-currency subfacility. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business and also includes various financial covenants, including maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2015, we had drawn $96.0 million against the facility, which bore interest at a weighted average rate of 1.47% per annum. As of December 31, 2014, we had drawn $37.0 million, which bore interest at a weighted average rate of 1.22% per annum.

As of December 31, 2015, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, excluding outstanding borrowings of $96.0 million and outstanding letters of credit with an aggregate face amount of $2.2 million.
Our $250.0 million unsecured term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our unsecured senior notes and matures on February 13, 2019. In connection with the interest rate swap discussed below, we have elected and, will continue to elect, the one month LIBOR option, which as of December 31, 2015 resulted in a margin of 1.150%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility.
In December 2015, we entered into an unsecured delayed draw term loan facility pursuant to which we may borrow up to the principal amount of $300.0 million in aggregate in one or more borrowings at any time prior to December 2, 2016 and which has a maturity date of December 2, 2020. As of December 31, 2015, we had drawn $225.0 million against the facility. At our request, the principal amount of the facility may be increased up to an aggregate of $500.0 million, subject to the availability of additional commitments from lenders. Borrowings under the facility will bear interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%, depending on the credit ratings of our unsecured senior notes, which as of December 31, 2015 resulted in an effective interest rate of 1.343%. Unused amounts available to be drawn under the facility are subject to an unused facility fee of 0.20% per annum. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility and $250.0 million unsecured term loan facility.
As of December 31, 2015, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, concurrent with the maturity of our $250.0 million unsecured term loan. As of December 31, 2015 and 2014, the fair value of one of our interest rate swaps consisted of an asset of $217,000 and $681,000, respectively, which is included in other assets, and the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets.
In October 2015, we entered into a $50.0 million forward starting interest rate swap to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The interest rate swap locks in the 10-year treasury rate and swap spread at a fixed rate of 2.12% per annum and matures on April 4, 2026. However, the interest rate swap has a mandatory settlement date of October 4, 2016, and the Company may settle the swap at any time prior to that date. The interest rate swap has been designated and qualified as a cash flow hedge and is recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet.
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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, in 2013 and 2014 we sold a total of fifty-four non-core properties. Although our pace of disposition activity slowed in 2015, we will selectively explore future opportunities to sell additional non-core properties located primarily in the southeastern United States and north and central Florida and assets located in our target markets having relatively limited prospects for future NOI growth if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
During the year ended December 31, 2015, we recognized $11.3 million of impairment losses on properties sold and impairment losses from land and properties held for use totaling $5.2 million. See Notes 6 and 21 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for additional information regarding impairment losses.

Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion, development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Item 1A - Risk Factors in this annual report for additional information regarding such risks.
Distributions
We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2015 were $113.0 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2015, we had investments in six unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 8 to the consolidated financial statements included in this annual report, which is incorporated by reference herein.
As of December 31, 2015 and 2014, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $146.2 million and $219.2 million, respectively, of which our aggregate proportionate share was $43.9 million and $48.8 million, respectively. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit: As of December 31, 2015, we had provided letters of credit having an aggregate face amount of $2.2 million as additional security for financial and other obligations. All of our letters of credit are issued under our $600.0 million revolving credit facility.

Construction Commitments: As of December 31, 2015, we have invested an aggregate of approximately $103.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $147.6 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, issuances of equity under our ATM Program, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $42.5 million.
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
Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
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
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facility in order to initially fund future acquisitions, development and redevelopment costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate term loans, the primary market risk exposure is increasing LIBOR-based interest rates. We have effectively converted our $250.0 million unsecured term loan to a fixed rate of interest through the use of interest rate swaps.
As of December 31, 2015, we had $348.8 million of floating rate debt outstanding under our unsecured delayed draw term loan facility, unsecured revolving line of credit and mortgage loan for Concord Shopping Plaza. As of December 31, 2015, we had drawn $225.0 million against our unsecured delayed draw term loan facility, which bears interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%. As of December 31, 2015, we had $96.0 million outstanding under our unsecured revolving line of credit, which bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes, and we had a $27.8 million mortgage loan for Concord Shopping Plaza, which bears interest at one-month LIBOR plus 1.35%. Considering the total outstanding balance of $348.8 million as of December 31, 2015, a 1% change in interest rates would result in an impact to income before taxes of approximately $3.5 million per year.
The fair value of our fixed-rate debt is $796.5 million as of December 31, 2015, which includes our mortgage notes and unsecured senior notes payable (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of December 31, 2015, would decrease by approximately $27.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $28.8 million. This assumes that our total outstanding fixed-rate debt remains at approximately $772.7 million, the balance as of December 31, 2015.
As of December 31, 2015, we had $250.0 million outstanding under our term loan which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $250.4 million as of December 31, 2015. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2015, would decrease by approximately $7.9 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2015, would increase by approximately $7.9 million.
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
As of December 31, 2015, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of December 31, 2015 and 2014, the fair value of one of our interest rate swaps consisted of an asset of $217,000 and $681,000, respectively, which is included in other assets, and the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets.
In October 2015, we entered into a $50.0 million forward starting interest rate swap to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The interest rate swap locks in the 10-year treasury rate and swap spread at a fixed rate of 2.12% per annum and matures on April 4, 2026. However, the interest rate swap has a mandatory settlement date of October 4, 2016, and the Company may settle the swap at any time prior to that date. The interest rate swap has been designated and qualified as a cash flow hedge and is recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet.
Other Market Risks
As of December 31, 2015, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2015 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2015, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K in Item 15 - Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2015, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2015:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	651,500	$20.72	7,095,290
______________________________________________
(1) Includes 1.4 million shares which remain unissued and available for future issuance under our existing ESPP.
The other information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Composite Charter of the Company (Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (4)

4.2	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (4)

4.3	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (5)

4.4	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.5	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

EXHIBIT NO.	DESCRIPTION
4.6	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.7	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (10)

4.8	Supplemental Indenture No. 11, dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (17)

4.9	Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (9)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (26)

10.2	Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.1) (21)*

10.3	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (12)*

10.4	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (12)*

10.5	First Amendment to 2000 Executive Incentive Compensation Plan (Exhibit 99.1) (13)*

10.6	2004 Employee Stock Purchase Plan (Annex B) (11)*

10.7
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (14)

10.8	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (15)

10.9	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (18)

10.10
Fourth Amended and Restated Credit Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions initially a signatory thereto, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Branch Banking and Trust Company, TD Bank, N.A., Citizens Bank, National Association and U.S. Bank National Association as Co-Documentation Agents (Exhibit 10.1) (19)

10.11	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (20)*

10.12	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (23)

EXHIBIT NO.	DESCRIPTION
10.13	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (23)

10.14	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (24)

10.15	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (24)

10.16	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (27)

10.17	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (27)

10.18	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (27)

10.19
Chairman Compensation Agreement, dated as of June 2, 2014 and, except as otherwise specifically provided therein, effective as of January 1, 2015, by and between the Company and Chaim Katzman (Exhibit 10.2) (28)*

10.20	Employment Agreement, dated April 2, 2014 and effective May 12, 2014, by and between the Company and David Lukes (Exhibit 10.1) (29)*

10.21	Employment Agreement, dated June 25, 2014 and effective January 1, 2015, by and between the Company and Thomas Caputo (Exhibit 10.2) (30)*

10.22	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (22)

10.23	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (22)

10.24	Employment Agreement, dated as of June 25, 2014 and effective July 15, 2014, by and between the Company and Michael Makinen (Exhibit 10.1) (30)*

10.25	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Mark Langer (Exhibit 10.3) (16)*

10.26	Amendment to Employment Agreement, dated April 4, 2014, by and between the Company and Mark Langer (Exhibit 10.2) (29)*

10.27	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (25)

EXHIBIT NO.	DESCRIPTION
10.28	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (25)

10.29
Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (Exhibit 10.2) (19)

10.30	Employment Agreement, dated as of January 26, 2015, by and between the Company and Matthew Ostrower (Exhibit 10.1) (31)*

10.31	Second Amendment to Employment Agreement, dated March 10, 2015, by and between the Company and Mark Langer (Exhibit 10.1) (32)*

10.32	Common Stock Purchase Agreement, dated as of November 10, 2015, between the Company and MGN America, LLC (Exhibit 10.1) (33)

10.33	Registration Rights Agreement, dated as of November 10, 2015, between the Company and MGN America, LLC (Exhibit 10.2) (33)

10.34
Loan Agreement, dated as of December 2, 2015, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and PNC Capital Markets, LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, and TD Bank, N.A., as Documentation Agent (Exhibit 10.1) (34)

10.35	Amendment to Chairman Compensation Agreement dated as of February 17, 2016 by and between the Company and Chaim Katzman (Exhibit 10.1)

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Reserved.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2014, and incorporated by reference herein.

(3)	Reserved.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 25, 2012, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(11)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 9, 2014, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2014, and incorporated by reference herein.

(14)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(15)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.

(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2014, and incorporated by reference herein.

(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 29, 2012, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2014, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2014, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2014, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2015, and incorporated by reference herein.

(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2015, and incorporated by reference herein.

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 10, 2015, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2015, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2016	EQUITY ONE, INC.

		By:	/s/ DAVID LUKES
David Lukes
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID LUKES	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
David Lukes

/s/ MATTHEW OSTROWER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Matthew Ostrower

/s/ ANGELA VALDES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Angela Valdes

/s/ CHAIM KATZMAN	Chairman of the Board	February 26, 2016
Chaim Katzman

/s/ CYNTHIA COHEN	Director	February 26, 2016
Cynthia Cohen

/s/ NEIL FLANZRAICH	Director	February 26, 2016
Neil Flanzraich

/s/ JORDAN HELLER	Director	February 26, 2016
Jordan Heller

/s/ PETER LINNEMAN	Director	February 26, 2016
Peter Linneman

/s/ GALIA MAOR	Director	February 26, 2016
Galia Maor

/s/ DORI J. SEGAL	Director	February 26, 2016
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2015. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Equity One, Inc. and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

New York, New York
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

New York, New York
February 26, 2016

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands, except share par value amounts)

	December 31, 2015	December 31, 2014
ASSETS
Properties:
Income producing	$3,337,531	$3,128,081
Less: accumulated depreciation	(438,992)	(381,533)
Income producing properties, net	2,898,539	2,746,548
Construction in progress and land	167,478	161,872
Property held for sale	2,419	—
Properties, net	3,068,436	2,908,420
Cash and cash equivalents	21,353	27,469
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	11,808	11,859
Investments in and advances to unconsolidated joint ventures	64,600	89,218
Goodwill	5,838	6,038
Other assets	203,618	213,525
TOTAL ASSETS	$3,375,903	$3,256,779

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$282,029	$311,778
Unsecured senior notes payable	518,401	731,136
Term loans	475,000	250,000
Unsecured revolving credit facilities	96,000	37,000
	1,371,430	1,329,914
Unamortized deferred financing costs and premium/discount on notes payable, net	(4,708)	(2,319)
Total notes payable	1,366,722	1,327,595
Other liabilities:
Accounts payable and accrued expenses	46,602	49,924
Tenant security deposits	9,449	8,684
Deferred tax liability	13,276	12,567
Other liabilities	169,703	167,400
Total liabilities	1,605,752	1,566,170
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 129,106 shares issued and outstanding at December 31, 2015 and 150,000 shares authorized and 124,281 shares issued and outstanding at December 31, 2014	1,291	1,243
Additional paid-in capital	1,972,369	1,843,348
Distributions in excess of earnings	(407,676)	(360,172)
Accumulated other comprehensive loss	(1,978)	(999)
Total stockholders’ equity of Equity One, Inc.	1,564,006	1,483,420
Noncontrolling interests	206,145	207,189
Total equity	1,770,151	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,375,903	$3,256,779

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
REVENUE:
Minimum rent	$272,204	$268,257	$248,086
Expense recoveries	80,737	77,640	77,499
Percentage rent	5,335	5,107	4,328
Management and leasing services	1,877	2,181	2,598
Total revenue	360,153	353,185	332,511
COSTS AND EXPENSES:
Property operating	51,373	49,332	50,292
Real estate taxes	42,167	40,161	39,355
Depreciation and amortization	92,997	101,345	87,266
General and administrative	36,277	41,174	39,514
Total costs and expenses	222,814	232,012	216,427
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	137,339	121,173	116,084
OTHER INCOME AND EXPENSE:
Investment income	210	365	6,631
Equity in income of unconsolidated joint ventures	6,493	10,990	1,648
Other income	5,990	3,454	216
Interest expense	(55,322)	(66,427)	(70,566)
Gain on sale of operating properties	3,952	14,029	—
(Loss) gain on extinguishment of debt	(7,298)	(2,750)	107
Impairment loss	(16,753)	(21,850)	(5,641)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	74,611	58,984	48,479
Income tax benefit (provision) of taxable REIT subsidiaries	856	(850)	484
INCOME FROM CONTINUING OPERATIONS	75,467	58,134	48,963
DISCONTINUED OPERATIONS:
Operations of income producing properties	—	(238)	5,769
Gain on disposal of income producing properties	—	3,222	39,587
Impairment loss	—	—	(4,976)
Income tax provision of taxable REIT subsidiaries	—	(27)	(686)
INCOME FROM DISCONTINUED OPERATIONS	—	2,957	39,694
NET INCOME	75,467	61,091	88,657
Net income attributable to noncontrolling interests – continuing operations	(10,014)	(12,206)	(10,209)
Net loss (income) attributable to noncontrolling interests – discontinued operations	—	12	(494)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$65,453	$48,897	$77,954

EARNINGS PER COMMON SHARE – BASIC:
Continuing operations	$0.51	$0.37	$0.32
Discontinued operations	—	0.02	0.33
	$0.51	$0.39	$0.66	*
Number of Shares Used in Computing Basic Earnings per Share	127,957	119,403	117,389
EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.51	$0.37	$0.32
Discontinued operations	—	0.02	0.33
	$0.51	$0.39	$0.65
Number of Shares Used in Computing Diluted Earnings per Share	128,160	119,725	117,771
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.88	$0.88
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
NET INCOME	$75,467	$61,091	$88,657
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	(24)	63	63
Net unrealized (loss) gain on interest rate swaps (1)	(4,379)	(7,086)	6,615
Net loss on interest rate swaps reclassified from accumulated other comprehensive income into interest expense	3,424	3,480	3,451
Other comprehensive (loss) income	(979)	(3,543)	10,129
COMPREHENSIVE INCOME	74,488	57,548	98,786
Comprehensive income attributable to noncontrolling interests	(10,014)	(12,194)	(10,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$64,474	$45,354	$88,083
(1) This amount includes our share of our unconsolidated joint ventures’ net unrealized losses of $250, $545 and $42 for the years ended December 31, 2015, 2014 and 2013, respectively.
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity of Equity One, Inc.	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2013	116,938	$1,169	$1,679,227	$(276,085)	$(7,585)	$1,396,726	$207,753	$1,604,479
Issuance of common stock	725	7	8,891	—	—	8,898	—	8,898
Repurchase of common stock	(16)	—	(388)	—	—	(388)	—	(388)
Stock issuance costs	—	—	(96)	—	—	(96)	—	(96)
Share-based compensation expense	—	—	6,414	—	—	6,414	—	6,414
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $695 of net income attributable to redeemable noncontrolling interests	—	—	—	77,954	—	77,954	10,008	87,962
Dividends declared on common stock	—	—	—	(104,279)	—	(104,279)	—	(104,279)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,038)	(10,038)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Reclassification of redeemable NCI to permanent equity	—	—	—	—	—	—	29	29
Other comprehensive income	—	—	—	—	10,129	10,129	—	10,129
BALANCE AT DECEMBER 31, 2013	117,647	1,176	1,693,873	(302,410)	2,544	1,395,183	207,743	1,602,926
Issuance of common stock	6,699	67	145,380	—	—	145,447	—	145,447
Repurchase of common stock	(65)	—	(1,752)	—	—	(1,752)	—	(1,752)
Stock issuance costs	—	—	(591)	—	—	(591)	—	(591)
Share-based compensation expense	—	—	7,498	—	—	7,498	—	7,498
Restricted stock reclassified from liability to equity	—	—	117	—	—	117	—	117
Net income	—	—	—	48,897	—	48,897	12,194	61,091
Dividends declared on common stock	—	—	—	(106,659)	—	(106,659)	—	(106,659)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,962)	(11,962)
Purchase of noncontrolling interest	—	—	(1,177)	—	—	(1,177)	(786)	(1,963)
Other comprehensive loss	—	—	—	—	(3,543)	(3,543)	—	(3,543)
BALANCE AT DECEMBER 31, 2014	124,281	1,243	1,843,348	(360,172)	(999)	1,483,420	207,189	1,690,609
Issuance of common stock	4,837	48	124,867	—	—	124,915	—	124,915
Repurchase of common stock	(12)	—	(320)	—	—	(320)	—	(320)
Stock issuance costs	—	—	(624)	—	—	(624)	—	(624)
Share-based compensation expense	—	—	5,158	—	—	5,158	—	5,158
Restricted stock reclassified from liability to equity	—	—	108	—	—	108	—	108
Net income	—	—	—	65,453	—	65,453	10,014	75,467
Dividends declared on common stock	—	—	—	(112,957)	—	(112,957)	—	(112,957)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,010)	(10,010)
Purchase of noncontrolling interests	—	—	(168)	—	—	(168)	(1,048)	(1,216)
Other comprehensive loss	—	—	—	—	(979)	(979)	—	(979)
BALANCE AT DECEMBER 31, 2015	129,106	$1,291	$1,972,369	$(407,676)	$(1,978)	$1,564,006	$206,145	$1,770,151
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$75,467	$61,091	$88,657
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(4,612)	(3,788)	(2,344)
Accretion of below-market lease intangibles, net	(12,759)	(18,870)	(12,904)
Amortization of below-market ground lease intangibles	601	601	601
Equity in income of unconsolidated joint ventures	(6,493)	(10,990)	(1,648)
Remeasurement gain on equity interests in joint ventures	(5,498)	(2,807)	—
Income tax (benefit) provision of taxable REIT subsidiaries	(856)	877	202
Increase (decrease) in allowance for losses on accounts receivable	2,521	(27)	3,736
Amortization of deferred financing costs and premium / discount on notes payable, net	1,051	(4)	(57)
Depreciation and amortization	95,514	103,240	93,317
Share-based compensation expense	5,260	7,267	6,173
Amortization of derivatives, net	78	63	63
Gain on sale of operating properties	(3,952)	(17,251)	(39,587)
Loss on extinguishment of debt	7,298	2,750	31
Operating distributions from joint ventures	3,427	3,121	53
Impairment loss	16,753	21,850	10,617
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(2,097)	1,169	(2,950)
Other assets	(660)	(71)	(4,653)
Accounts payable and accrued expenses	(6,895)	(4,013)	(4,645)
Tenant security deposits	765	(244)	(289)
Other liabilities	(148)	131	(1,631)
Net cash provided by operating activities	164,765	144,095	132,742
INVESTING ACTIVITIES:
Acquisition of income producing properties	(98,300)	(93,447)	(109,449)
Additions to income producing properties	(20,992)	(19,376)	(13,661)
Acquisition of land	(1,350)	—	(3,000)
Additions to construction in progress	(63,600)	(77,095)	(54,005)
Deposits for the acquisition of income producing properties	(10)	(50)	(75)
Proceeds from sale of operating properties	5,805	145,470	286,511
Decrease (increase) in cash held in escrow	—	10,662	(10,662)
Purchase of below-market leasehold interest	—	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(6,838)	(7,440)	(9,266)
Investment in joint ventures	(23,939)	(9,028)	(30,401)
(Advances to) repayments of advances to joint ventures	—	(154)	5
Distributions from joint ventures	15,666	16,394	12,576
Investment in loans receivable	—	—	(12,000)
Repayment of loans receivable	—	60,526	91,474
Collection of development costs tax credit	14,258	—	—
Net cash (used in) provided by investing activities	(179,300)	26,462	123,047

EQUITY ONE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31, 2015, 2014 and 2013 (In thousands)

	2015	2014	2013
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(51,064)	(132,564)	(48,279)
Deposit for mortgage loan	(1,898)	—	—
Net borrowings (repayments) under revolving credit facility	59,000	(54,000)	(81,000)
Repayment of senior notes payable	(220,155)	—	—
Borrowings under term loan, net	222,916	—	—
Payment of deferred financing costs	(168)	(3,638)	—
Proceeds from issuance of common stock	124,915	145,447	8,898
Repurchase of common stock	(320)	(1,752)	(388)
Stock issuance costs	(624)	(591)	(96)
Dividends paid to stockholders	(112,957)	(106,659)	(104,279)
Purchase of noncontrolling interests	(1,216)	(2,952)	(18,972)
Distributions to redeemable noncontrolling interests	—	—	(3,468)
Distributions to noncontrolling interests	(10,010)	(11,962)	(10,038)
Net cash provided by (used in) financing activities	8,419	(168,671)	(257,622)

Net (decrease) increase in cash and cash equivalents	(6,116)	1,886	(1,833)
Cash and cash equivalents at beginning of the year	27,469	25,583	27,416
Cash and cash equivalents at end of the year	$21,353	$27,469	$25,583

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $4,755, $4,969 and $2,863 in 2015, 2014 and 2013, respectively)	$57,256	$67,409	$72,145

We acquired upon acquisition of certain income producing properties and land:
Income producing properties and land	$180,285	$115,567	$164,719
Intangible and other assets	9,629	7,362	10,559
Intangible and other liabilities	(18,264)	(12,194)	(27,128)
Net assets acquired	171,650	110,735	148,150
Assumption of mortgage notes payable	(27,750)	(11,353)	(35,701)
Transfer of existing equity interests in joint ventures	(44,250)	(5,935)	—
Cash paid for income producing properties and land	$99,650	$93,447	$112,449
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the years ended December 31, 2015, 2014 and 2013
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
As of December 31, 2015, our portfolio comprised 126 properties, including 102 retail properties and five non-retail properties totaling approximately 12.6 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. As of December 31, 2015, our retail occupancy excluding developments and redevelopments was 96.0% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
Basis of Presentation
The consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as the “Company,” “we,” “our,” “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
The operations of certain properties sold have been classified as discontinued, and the associated results of operations and financial position are separately reported for all periods presented as they were classified as held for sale prior to the adoption of Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." See Notes 2 and 5 for further discussion. Information in these notes to the consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have elected to early adopt ASU 2015-03 and have retrospectively applied the guidance to our unsecured senior notes payable, term loans, and mortgage notes payable for all periods presented. See Note 12 for further discussion.

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
Business Combinations
We account for business combinations, including the acquisition of income producing properties, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition of income producing properties, we estimate the fair value of the acquired tangible assets (consisting of land, building, building improvements, and tenant improvements), identified intangible assets and liabilities (consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt, and noncontrolling interests issued at the date of acquisition, where applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. Costs related to business combinations are expensed as incurred and are included in general and administrative expenses in our consolidated statements of income.
In allocating the purchase price of an acquired property to identified intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include estimates of lost rental and recovery revenue during the expected lease-up periods and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
The results of operations of acquired properties are included in our financial statements as of the dates they are acquired. The intangible assets and liabilities associated with property acquisitions are included in other assets and other liabilities in our consolidated balance sheets.

Construction in Progress and Land
Construction in progress and land are carried at cost, and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities are capitalized into construction in progress and land on our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-lived Assets
Properties Held and Used
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. As of December 31, 2015, we reviewed the operating properties, construction in progress, and land for potential indicators of impairment on a property-by-property basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC. For those properties for which an indicator of impairment was identified, we projected future cash flows for each property on an individual basis. The key assumptions underlying these projected future cash flows are dependent on property-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:

•	historical and projected property performance, including occupancy, capitalization rates and net operating income;

•	competitors’ presence and their actions;

•	property specific attributes such as location desirability, anchor tenants and demographics;

•	current local market economic and demographic conditions; and

•	future expected capital expenditures and the period of time before net operating income is stabilized.
After considering these factors, our future cash flows are projected based on management’s intention with respect to the holding period of the property and an assumed sale at the final year of the holding period using a projected capitalization rate (reversion value). If the carrying amount of the property exceeded the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge was recognized to reduce the carrying value of the property to its fair value.
Properties Held for Sale
Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Upon the adoption of ASU 2014-08 on January 1, 2014, operations of properties held for sale and operating properties sold that were not previously classified as held for sale and/or reported as discontinued operations are reported in continuing operations as their disposition does not represent a strategic shift that has or will have a major effect on our operations and financial results. Prior to the adoption of ASU 2014-08, we reported the operations and financial results of properties held for sale and operating properties sold as discontinued operations.
The application of current accounting principles that govern the classification of any of our properties as held for sale on the consolidated balance sheet requires management to make certain significant judgments. In evaluating whether a property meets the held for sale criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period or may not close at all. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC.
Cash and Cash Equivalents

We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.
Cash Held in Escrow and Restricted Cash
Cash held in escrow and restricted cash includes the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code or cash that is not immediately available to us.
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
Investments in Joint Ventures
We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the respective entities should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income of unconsolidated joint ventures in the accompanying consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income of unconsolidated joint ventures.
The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence and we have virtually no influence over partnership operating and financial policies. Under the cost method, income distributions from the partnership are recognized in investment income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment, and any capital contributions will increase the carrying value of our investment. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
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
Deferred Costs and Intangibles
Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of deferred financing costs, leasing costs and the value of intangible assets and liabilities when a property was acquired. Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan using the effective interest method. As a result of our adoption of ASU 2015-03, unamortized deferred financing costs related to our unsecured senior notes payable, term loans, and mortgage notes payable are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our unsecured revolving credit facility are included in other assets. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs, below-market ground rent obligations and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of above-market ground rent obligations and below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the estimated term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
Noncontrolling Interests
Noncontrolling interests represent the portion of equity that we do not own in entities we consolidate, including joint venture units issued by consolidated subsidiaries or VIEs in connection with property acquisitions. We account for and report our noncontrolling interests in accordance with the provisions required under the Consolidation Topic of the FASB ASC.
We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests that are redeemable for cash at the holder’s option or upon a contingent event outside of our control are classified as redeemable noncontrolling interests pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC and are presented at redemption value in the mezzanine section between total liabilities and stockholders’ equity on the consolidated balance sheets. The amounts of consolidated net income attributable to Equity One, Inc. and to the noncontrolling interests are presented on the consolidated statements of income.

Derivative Instruments and Hedging Activities
Derivative instruments are used at times to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and forward starting interest rate swaps to manage the risk of interest rates rising prior to the issuance of fixed rate debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into interest expense in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of income as a component of net income or as a component of comprehensive income and as a component of stockholders’ equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 12 for further detail on derivative activity.
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
Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent), and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of real estate taxes, insurance and CAM is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We recognize gains or losses on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership and do not have a substantial continuing involvement with the property. Recognition of gains from sales to unconsolidated joint ventures is recorded on only that portion of the sales not attributable to our ownership interest.
We are engaged by certain joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets. We receive fees for our services, including a property management fee calculated as a percentage of gross revenue received, and recognize these fees as the services are rendered.
Earnings Per Share
Under the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.” As participating securities, our shares of restricted stock will be included in the calculation of basic and diluted earnings per share. Because the awards are considered participating securities under the provisions of the Earnings Per Share Topic of the FASB ASC, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Under the two-class method, earnings for the period are allocated between common stockholders and other security holders based on their respective rights to receive dividends.
Share-Based Compensation
We grant restricted stock and stock option awards to our officers, directors and employees. The term of each award is determined by our compensation committee, but in no event can be longer than ten years from the date of grant. The vesting schedule of each award is determined by the compensation committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of unvested restricted stock, which makes such shares participating securities under the Earnings Per Share Topic of the FASB ASC. Certain stock options, restricted stock and other share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.
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
Compensation expense for restricted stock awards is based on the fair value of our common stock at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule that are only subject to service conditions, we have elected to recognize compensation expense on a straight-line basis.
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
Our portfolio is primarily located in coastal markets throughout the United States with none of our properties located outside of the United States. Additionally, our chief operating decision maker reviews operating and financial data for each property on an individual basis and does not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. Therefore, each of our individual properties has been deemed a separate operating segment, and, as no individual property constitutes more than 10% of our revenue, net income, or assets, the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants, and operational processes, as well as long-term average financial performance.

Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2015, no tenant accounted for more than 10% of our GLA or annual revenues.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted
ASU 2016-02, Leases (Topic 842)
The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
		January 2019	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities
The standard amends the guidance to classify equity securities with readily-determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Equity investments accounted for under the equity method are not included in the scope of this amendment. Early adoption of this amendment is not permitted.
		January 2018	We do not expect the adoption and implementation of this standard to have a material impact on our results of operations, financial condition or cash flows.
ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis
The standard amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis.
		January 2016	The adoption and implementation of this standard will not have a material impact on our results of operations, financial condition or cash flows.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
		January 2018	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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
July 2015
We elected to early adopt the provisions of ASU 2015-16. The adoption and implementation of this standard did not have a material impact on our results of operations, financial condition or cash flows.

ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
The standard clarifies that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset, amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.
December 2015
We elected to early adopt the provisions of ASU 2015-15. The adoption and implementation of this standard did not have a material impact on our results of operations, financial condition or cash flows.

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs
The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
December 2015
We elected to early adopt the provisions of ASU 2015-03. The adoption and implementation of this standard has resulted in the retroactive presentation of debt issuance costs associated with our notes payable and term loans as a direct deduction from the carrying amount of the related debt instruments (previously, included in other assets in our consolidated balance sheets).

3.    Income Producing Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Land and land improvements	$1,494,510	$1,381,168
Building and building improvements	1,652,714	1,593,032
Tenant and other improvements	190,307	153,881
	3,337,531	3,128,081
Less: accumulated depreciation	(438,992)	(381,533)
Income producing properties, net	$2,898,539	$2,746,548
Capitalized Costs
We capitalized external and internal costs related to development and redevelopment activities of $39.4 million and $2.1 million, respectively, in 2015 and $73.2 million and $1.4 million, respectively, in 2014. We capitalized external and internal costs related to tenant and other property improvements of $44.0 million and $1.0 million, respectively, in 2015 and $30.9 million and $361,000, respectively, in 2014. We capitalized external and internal costs related to successful leasing activities of $3.5 million and $4.1 million, respectively, in 2015 and $4.5 million and $3.6 million, respectively, in 2014.

4.    Acquisitions
The following table provides a summary of acquisition activity during the year ended December 31, 2015:

Date Purchased	Property Name	City	State	Square Feet /Acres		Purchase Price	Mortgage Assumed
						(In thousands)
November 23, 2015	91 Danbury Road (1) (2)	Ridgefield	CT	4,612		$1,500	$—
October 19, 2015	The Harvard Collection (2)	Cambridge	MA	41,050		85,000	—
August 27, 2015	Bird 107 Plaza (2)	Miami	FL	40,101		11,800	—
July 23, 2015	North Bay Village - land parcel	Miami Beach	FL	0.49	(3)	600	—
June 10, 2015	Concord Shopping Plaza (1) (4)	Miami	FL	302,142		62,200	27,750
June 10, 2015	Shoppes of Sunset (4)	Miami	FL	21,784		5,550	—
June 10, 2015	Shoppes of Sunset II (4)	Miami	FL	27,676		4,250	—
January 9, 2015	Pablo Plaza Outparcel	Jacksonville	FL	0.18	(3)	750	—
Total						$171,650	$27,750
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(2) Acquired through a reverse Section 1031 like-kind exchange agreement with a third party intermediary. See Note 9 for further discussion.
(3) In acres.
(4) Properties were acquired in connection with the redemption of our joint venture interest in the GRI JV. See Note 8 for further discussion.

The aggregate purchase price of the above property acquisitions has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$125,503	N/A
Land improvements	2,981	9.8
Buildings	50,115	38.7
Tenant improvements	1,686	27.9
In-place leases	7,972	13.2
Above-market leases	349	6.3
Leasing commissions	1,200	21.5
Lease origination costs	108	9.1
Below-market leases	(18,246)	45.6
Other acquired liabilities	(18)	N/A
	$171,650
During the year ended December 31, 2015, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the year ended December 31, 2014, we acquired three shopping centers, which included the remaining two of the seven parcels that comprise the Westwood Complex, one office building, and two land parcels for an aggregate purchase price of $110.7 million, including a mortgage assumed of approximately $11.4 million.
During the years ended December 31, 2015, 2014 and 2013, we expensed approximately $903,000, $1.8 million and $3.3 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the consolidated statements of income. The purchase price related to the 2015 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand and equity in the GRI JV.
5.    Dispositions
The following table provides a summary of disposition activity during the year ended December 31, 2015:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(in thousands)
July 23, 2015	Webster Plaza	Webster	MA	201,425	$7,975
March 26, 2015	Park Promenade	Orlando	FL	128,848	4,800
					$12,775
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain properties that no longer meet our investment objectives. Although our pace of disposition activity slowed in 2015, we will selectively explore future opportunities to sell additional properties which are located outside of our target markets or which have relatively limited prospects for revenue growth. While we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
As a result of the adoption of ASU 2014-08 on January 1, 2014, the results of operations for the two properties sold during the year ended December 31, 2015 and 19 of the 22 properties sold during the year ended December 31, 2014, are included in continuing operations in the consolidated statements of income for all periods presented as they do not qualify as discontinued operations under the amended guidance.
Discontinued Operations
During the year ended December 31, 2014, we sold 22 properties for an aggregate sales price of $150.0 million. The results of operations for three of the properties sold during the year ended December 31, 2014 (Stanley Marketplace, Oak Hill Village and Summerlin Square) are presented as discontinued operations in the consolidated statements of income for all prior periods presented as they were classified as held for sale prior to the adoption of ASU 2014-08.
During 2013, we sold 32 properties and four outparcels for a total sales price of $295.2 million, and the results of operations for these properties are presented as discontinued operations in the consolidated statements of income as they were sold prior to the adoption of ASU 2014-08.

The components of income and expense relating to discontinued operations for the years ended December 31, 2014 and 2013 are shown below:

	Year Ended December 31,
	2014	2013
	(In thousands)
Rental revenue	$157	$16,232
Costs and expenses	395	9,871
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE OTHER INCOME AND EXPENSE AND TAX	(238)	6,361
OTHER INCOME AND EXPENSE:
Interest expense	—	(806)
Gain on disposal of income producing properties	3,222	39,587
Impairment loss	—	(4,976)
Loss on extinguishment of debt	—	(138)
Income tax provision of taxable REIT subsidiaries	(27)	(686)
Other income	—	352
INCOME FROM DISCONTINUED OPERATIONS	2,957	39,694
Net loss (income) attributable to noncontrolling interests	12	(494)
INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO EQUITY ONE, INC.	$2,969	$39,200

SUPPLEMENTAL INFORMATION:
Additions to income producing properties	—	630
Increase in deferred leasing costs and lease intangibles	—	611
Straight-line rent revenue	—	322
Amortization of above-market lease intangibles, net	—	446
Interest expense included in discontinued operations above includes interest on debt that was assumed by the buyer or interest on debt that was required to be repaid as a result of the disposal transaction.
6.    Impairments
The following is a summary of the composition of impairment losses included in the consolidated statements of income:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Goodwill (1)	$200	$—	$150
Land (2)	3,667	2,230	3,085
Properties held for use (3)	1,579	15,111	2,406
Properties sold (4) (5)	11,307	4,509	—
Impairment loss recognized in continuing operations	16,753	21,850	5,641
Goodwill (1)	—	—	138
Properties sold (4)	—	—	4,838
Impairment loss recognized in discontinued operations	—	—	4,976
Total impairment loss	$16,753	$21,850	$10,617
 ______________________________________________
(1) The fair value of each reporting unit, which was estimated using discounted projected future cash flows, was less than its carrying value.

(2) The projected undiscounted cash flows of each land parcel, which were primarily comprised of the fair value of the respective parcel, were less than its carrying value.
(3) The projected undiscounted probability weighted cash flows of each property, which considered the estimated holding period of the property and the exit price in the event of disposition, were less than its carrying value. As a result of management’s updated dispositions plans with respect to these properties, our projected cash flows for each property were updated to reflect an increased likelihood that the holding periods for these properties may be shorter than previously estimated.
(4) The fair value of each property, which was primarily based on a sales contract, was less than its carrying value.
(5) In November 2014, we executed a contract for the sale of Webster Plaza, a property located in Massachusetts. The sale was subject to a number of significant contingencies, including the requirement that we obtain lender consent to the buyer’s assumption of the mortgage loan on the property. During the year ended December 31, 2015, we concluded that our carrying value of the property was not recoverable based on our projected undiscounted cash flows from the property, which took into consideration the increased probability of sale as a result of ongoing discussions with the lender during 2015, and recognized an impairment loss of $10.4 million. The property was ultimately sold in July 2015 for a gross sales price of $8.0 million. See Note 5 for further discussion.

7.    Accounts and Other Receivables
The following is a summary of the composition of accounts and other receivables included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Tenants	$14,430	$13,529
Other	1,258	1,376
Allowance for doubtful accounts	(3,880)	(3,046)
Total accounts and other receivables, net	$11,808	$11,859
For the years ended December 31, 2015, 2014 and 2013, we recognized bad debt expense of $2.5 million, $97,000 and $3.7 million, respectively, which is included in property operating expenses in the accompanying consolidated statements of income. Excluding the reversal of $1.1 million in the allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, we recognized bad debt expense of $1.2 million during the year ended December 31, 2014.
8.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the consolidated balance sheets:

				Investment Balance as of December 31,
Joint Venture (1)	Number of Properties	Location	Ownership	2015	2014
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	—	GA, SC, FL	—%	$—	$12,629
G&I Investment South Florida Portfolio, LLC	1	FL	20.0%	3,719	10,534
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,263	19,256
Equity One JV Portfolio, LLC (3)	6	FL, MA, NJ	30.0%	39,501	44,689
Other Equity Investment (4)			45.0%	329	—
Total				64,158	88,454
Advances to unconsolidated joint ventures				442	764
Investments in and advances to unconsolidated joint ventures				$64,600	$89,218
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
(3) The investment balance as of December 31, 2015 and 2014 is presented net of a deferred gain of approximately $376,000 for both periods associated with the disposition of assets by us to the joint venture.
(4) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of December 31, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $6.5 million, $11.0 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of income, totaled approximately $1.9 million, $2.2 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $146.2 million and $219.2 million, respectively, of which our aggregate proportionate share was $43.9 million and $48.8 million, respectively. During the year ended December 31, 2014, we made an investment of $6.9 million in G&I Investment South Florida Portfolio, LLC in connection with the repayment of indebtedness by the joint venture. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
G&I Investment South Florida Portfolio, LLC (the "DRA JV")
In September 2015, the DRA JV closed on the sale of Plantation Marketplace, a 227,517 square foot grocery-anchored shopping center located in Plantation, Florida, for a sales price of $32.9 million. In connection with the sale, the joint venture recognized a gain on sale of $7.6 million, of which our proportionate share was $1.5 million, which is included in equity in income of unconsolidated joint ventures in our consolidated statement of income for the year ended December 31, 2015.
In October 2015, the DRA JV closed on the sale of Penn Dutch Plaza, a 156,000 square foot shopping center located in Margate, Florida, for a sales price of $18.5 million. In connection with the sale, the joint venture recognized a gain on sale of $7.0 million, of which our proportionate share was $1.4 million, which is included in equity in income of unconsolidated joint ventures in our consolidated statement of income for the year ended December 31, 2015.
GRI Joint Venture
In June 2015, we entered into an agreement with Global Retail Investors, LLC, our joint venture partner in the GRI JV, in which the parties agreed to dissolve the joint venture and, as part of the dissolution, distribute certain properties in kind to the existing members of the joint venture. In connection with the transaction, we purchased an additional 11.3% interest in the joint venture for $23.5 million, which increased our membership interest in the joint venture from 10.0% to 21.3%. The joint venture then redeemed our membership interest by distributing three operating properties totaling 351,602 square feet (Concord Shopping Plaza, Shoppes of Sunset and Shoppes of Sunset II) to us. In connection with the redemption, we remeasured the carrying value of our equity interest in the joint venture to fair value using a discounted cash flow analysis and recognized a gain of $5.5 million, which is included in other income in our consolidated statement of income for the year ended December 31, 2015. Additionally, we recognized a gain of $3.3 million from the deferred gains associated with the 2008 sale of certain properties by us to the joint venture, which is included in gain on sale of operating properties in our consolidated statement of income for the year ended December 31, 2015.
Equity One/Vestar Joint Ventures
In December 2010, we acquired ownership interests in two properties located in California through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we held a 95% interest, and they were consolidated. Each Equity One/Vestar JV held a 50.5% ownership interest in each of the properties through two separate joint ventures with Rockwood Capital. The Equity One/Vestar JVs’ ownership interests in the properties were accounted for under the equity method.
In January 2014, we acquired Rockwood Capital's and Vestar’s interests in Talega Village Center JV, LLC, the owner of Talega Village Center, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our consolidated statement of income for the year ended December 31, 2014.
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
New York Common Retirement Fund Joint Venture
In May 2011, we formed a joint venture with the New York Common Retirement Fund (the “NYCRF” JV) for the purpose of acquiring and operating high-quality neighborhood and community shopping centers. The joint venture had a three-year investment period which was subsequently extended to September 2015. NYCRF holds a 70% interest in the joint venture, and we own a 30% interest which is accounted for under the equity method. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided.
During 2013, the joint venture acquired three newly developed parcels and two shopping centers for a gross purchase price of $95.4 million. The purchases were funded through partner contributions, of which our proportionate share was $17.2 million, and the origination of mortgage loans totaling $40.0 million.
During 2014, the joint venture acquired a 34,000 square foot retail center in Windermere, Florida for a gross purchase price of $13.0 million. The purchase price was funded through partner contributions, of which our proportionate share was $2.0 million, and the origination of a $6.5 million mortgage loan.
In October 2015, the joint venture incurred mortgage debt of $25.0 million in connection with the refinancing of an existing mortgage loan of $12.5 million and a new mortgage loan. The two mortgage loans bear interest at a weighted average rate of 3.89% per annum. Our aggregate proportionate share of the debt incurred was $7.5 million.
9.    Variable Interest Entities
In conjunction with the acquisitions of Bird 107 Plaza, The Harvard Collection and 91 Danbury Road, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediaries are the legal owners of the entities that own these properties. The agreements that govern the operations of these entities provide us with the power to direct the activities that most significantly impact the entity's economic performance. These entities were deemed VIEs primarily because they may not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiaries of the VIEs as a result of having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. Accordingly, we consolidated the properties and their operations as of the respective acquisition dates.
The majority of the operations of the VIEs were funded with cash flows generated from the properties. We did not provide financial support to the VIEs which we were not previously contractually required to provide; our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may have experienced.
10.    Goodwill
The following table presents goodwill activity during the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Balance at beginning of the year	$6,038	$6,377
Impairment	(200)	—
Allocated to property sale	—	(339)
Balance at end of the year	$5,838	$6,038

11.    Other Assets
The following is a summary of the composition of other assets included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Lease intangible assets, net	$101,010	$106,064
Leasing commissions, net	41,211	39,141
Prepaid expenses and other receivables	13,074	26,880
Straight-line rent receivables, net	28,910	24,412
Deferred financing costs, net	3,419	3,876
Deposits and mortgage escrows	7,980	6,356
Furniture, fixtures and equipment, net	3,255	3,809
Fair value of interest rate swaps	835	681
Deferred tax asset	3,924	2,306
Total other assets	$203,618	$213,525
In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State’s Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. As of December 31, 2015 and 2014, we have recognized a receivable of $7.7 million and $22.0 million, respectively, which is included in other assets in our consolidated balance sheets with a corresponding reduction to the cost of the project, for the reimbursable costs that will be paid to us subject to statutory deferrals over the next two years. During 2015, we received $14.3 million in connection with this program.
The following is a summary of the composition of intangible assets and accumulated amortization included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Lease intangible assets:
Above-market leases	$19,742	$21,322
In-place leases	126,987	124,469
Below-market ground leases	34,094	34,094
Lease origination costs	2,797	3,115
Lease incentives	9,371	7,395
Total intangibles	192,991	190,395
Accumulated amortization:
Above-market leases	12,644	12,435
In-place leases	71,577	65,503
Below-market ground leases	1,995	1,394
Lease origination costs	2,173	2,310
Lease incentives	3,592	2,689
Total accumulated amortization	91,981	84,331
Lease intangible assets, net	$101,010	$106,064

The following is a summary of amortization expense included in the consolidated statements of income related to lease intangible assets:

	December 31,
	2015	2014	2013
	(In thousands)
Above-market lease amortization (1)	$2,118	$2,605	$3,669
In-place lease amortization (2)	11,350	14,824	14,530
Below-market ground lease amortization (3)	601	601	601
Lease origination cost amortization (2)	253	298	338
Lease incentive amortization (1)	1,035	780	735
Total lease intangible asset amortization	$15,357	$19,108	$19,873
___________________________________________
(1) Amounts are recognized as a reduction of minimum rent.
(2) Amounts are included in depreciation and amortization expenses.
(3) Amounts are included in property operating expenses.
As of December 31, 2015, the estimated amortization of lease intangible assets for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$12,301
2017	9,282
2018	7,097
2019	5,600
2020	4,995
12.    Borrowings
As a result of the adoption of ASU 2015-03 in 2015, unamortized deferred financing costs related to the unsecured senior notes payable, term loans, and mortgage notes payable as of December 31, 2015 of $2.1 million, $1.5 million and $684,000, respectively, and as of December 31, 2014 of $2.8 million, $1.9 million and $807,000, respectively, are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related total outstanding balances.
Mortgage Notes Payable
The following table is a summary of the mortgage notes payable balances included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Fixed rate mortgage loans	$254,279	$311,778
Variable rate mortgage loan	27,750	—
Total mortgage notes payable	282,029	311,778
Unamortized deferred financing costs and premium/discount, net	1,430	3,692
Total	$283,459	$315,470
Weighted average interest rate, excluding unamortized premium	5.61%	6.03%
As of December 31, 2015, the net book value of the properties collateralizing the mortgage notes payable totaled $614.5 million.

During the years ended December 31, 2015 and 2014, we prepaid $44.3 million and $115.4 million in mortgage loans with a weighted average interest rate of 5.61% and 5.74% per annum, respectively. We recognized losses on extinguishment of debt in conjunction with the prepayments of $247,000 and $3.3 million for the years ended December 31, 2015 and 2014, respectively.
In connection with the redemption of our interest in the GRI JV in June 2015, we assumed a mortgage loan for Concord Shopping Plaza with a principal balance of $27.8 million. The loan bears interest at one-month LIBOR plus 1.35% per annum and has a stated maturity date of June 28, 2018.
In connection with the acquisition of our joint venture partners’ interests in Talega Village Center in January 2014, we assumed a mortgage loan with a principal balance of $11.4 million. The loan bears interest at 5.01% per annum and has a stated maturity date of October 1, 2036; however, both we and the lender have the right to accelerate the maturity date of the loan to October 1, 2021, October 1, 2026 or October 1, 2031.
Unsecured Senior Notes Payable
Our outstanding unsecured senior notes payable in the consolidated balance sheets consisted of the following:

	December 31,
	2015	2014
	(In thousands)
5.375% Senior Notes, due 10/15/15	$—	$107,505
6.00% Senior Notes, due 9/15/16	—	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.00% Senior Notes, due 9/15/17	116,998	116,998
3.75% Senior Notes, due 11/15/22	300,000	300,000
Total Unsecured Senior Notes	518,401	731,136
Unamortized deferred financing costs and discount, net	(3,029)	(4,136)
Total	$515,372	$727,000
Weighted average interest rate, excluding unamortized discount	4.75%	5.02%
In 2015, we redeemed our 5.375% and 6.00% unsecured senior notes which had principal balances of $107.5 million and $105.2 million, respectively, each at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and required make-whole premiums of $2.6 million and $4.8 million, respectively. In connection with the redemptions, we recognized a loss on the early extinguishment of debt totaling $7.5 million, which was comprised of the aforementioned make-whole premiums and unamortized discounts and deferred financing costs associated with the notes.
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
Unsecured Revolving Credit Facilities
Our revolving credit facility is with a syndicate of banks and provides $600.0 million of unsecured revolving credit and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of December 31, 2015, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding of up to 50% of the lender commitments then in effect, a $75.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $56.9 million multi-currency subfacility. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. The facility contains a number of customary restrictions on our business and also includes various financial covenants, including maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2015, we had drawn $96.0 million against the facility, which bore interest at a weighted average rate of 1.47% per annum. As of December 31, 2014, we had drawn $37.0 million, which bore interest at a weighted average rate of 1.22% per annum.
As of December 31, 2015, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, excluding outstanding borrowings of $96.0 million and outstanding letters of credit with an aggregate face amount of $2.2 million.
We had a $5.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of December 31, 2014. The facility expired on May 7, 2015.
Term Loans
Our $250.0 million unsecured term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our unsecured senior notes and matures on February 13, 2019. In connection with the interest rate swaps discussed below, we have elected and, will continue to elect, the one month LIBOR option, which as of December 31, 2015 resulted in a margin of 1.150%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility.
In December 2015, we entered into an unsecured delayed draw term loan facility pursuant to which we may borrow up to the principal amount of $300.0 million in aggregate in one or more borrowings at any time prior to December 2, 2016 and which has a maturity date of December 2, 2020. As of December 31, 2015, we had drawn $225.0 million against the facility. At our request, the principal amount of the facility may be increased up to an aggregate of $500.0 million, subject to the availability of additional commitments from lenders. Borrowings under the facility will bear interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%, depending on the credit ratings of our unsecured senior notes, which as of December 31, 2015 resulted in an effective interest rate of 1.343%. Unused amounts available to be drawn under the facility are subject to an unused facility fee of 0.20% per annum. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $600.0 million unsecured revolving credit facility and $250.0 million unsecured term loan facility.
Interest Rate Swaps
As of December 31, 2015, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, concurrent with the maturity of our $250.0 million unsecured term loan. As of December 31, 2015 and 2014, the fair value of one of our interest rate swaps consisted of an asset of $217,000 and $681,000, respectively, which is included in other assets, and the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets.
In October 2015, we entered into a $50.0 million forward starting interest rate swap to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The interest rate swap locks in the 10-year treasury rate and swap spread at a fixed rate of 2.12% per annum and matures on April 4, 2026. However, the interest rate swap has a mandatory settlement date of October 4, 2016, and the Company may settle the swap at any time prior to that date. The interest rate swap has been designated and qualified as a cash flow hedge and is recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. See Note 26 for additional discussion.
The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense in the period that the hedged forecasted transactions affect earnings. Within the next 12 months, we expect to reclassify the effective portion of changes in fair value of the interest rate swaps and the forward starting interest rate swap of $2.0 million and $(46,000), respectively, as an increase (decrease) to interest expense.

Principal maturities of borrowings outstanding as of December 31, 2015, including mortgage notes payable, unsecured senior notes payable, term loans and the unsecured revolving credit facility are as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$50,407
2017	288,968
2018	185,270
2019	273,871
2020	230,470
Thereafter	342,444
Total	$1,371,430
Interest costs incurred, excluding amortization and accretion of discounts and premiums and deferred financing costs, were $59.0 million, $71.4 million and $74.3 million in the years ended December 31, 2015, 2014 and 2013, respectively, of which $4.8 million, $5.0 million and $2.9 million, respectively, were capitalized.
13.    Other Liabilities
The following is a summary of the composition of other liabilities included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
Lease intangible liabilities, net	$159,665	$157,486
Prepaid rent	9,361	9,607
Other	677	307
Total other liabilities	$169,703	$167,400
During the year ended December 31, 2014, we recognized a $4.4 million net termination benefit, which is included in minimum rent in the accompanying consolidated statement of income, in relation to our property located at 101 7th Avenue in New York from the accelerated accretion of a below-market lease liability upon the tenant vacating the space and rejecting the lease in connection with a bankruptcy filing.
As of December 31, 2015 and 2014, the gross carrying amount of our lease intangible liabilities, which are composed of below-market leases, was $240.1 million and $226.8 million, respectively, and the accumulated amortization was $80.5 million and $69.3 million, respectively.
Included in the consolidated statements of income as an increase to minimum rent for the years ended December 31, 2015, 2014 and 2013 is $16.1 million, $22.3 million and $17.3 million, respectively, of accretion related to lease intangible liabilities.
As of December 31, 2015, the estimated accretion of lease intangible liabilities for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$14,830
2017	12,160
2018	11,075
2019	8,794
2020	8,165

14.    Income Taxes
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We distributed sufficient taxable income for the year ended December 31, 2015; therefore, we anticipate that no federal income or excise taxes will be incurred. We distributed sufficient taxable income for the years ended December 31, 2014 and 2013; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our TRSs. Accordingly, the only material provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2011.
The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
GAAP net income attributable to Equity One	$65,453	$48,897	$77,954
Net income attributable to taxable REIT subsidiaries	(411)	(1,214)	(585)
GAAP net income from REIT operations	65,042	47,683	77,369
Book/tax differences:
Joint ventures	427	(2,403)	14,941
Depreciation	15,924	21,712	10,899
Sale of property	(12,031)	(12,533)	(36,220)
Exercise of stock options and restricted shares	503	(3,387)	(398)
Interest expense	2,544	1,908	1,558
Deferred/prepaid/above and below-market rents, net	(4,487)	(7,907)	(4,363)
Impairment loss	12,109	21,620	5,353
Inclusion from foreign taxable REIT subsidiary	2,975	—	910
Brownfield tax credits (see Note 11)	5,450	9,225	—
Amortization	(1,696)	(842)	136
Acquisition costs	1,372	1,771	2,771
Other, net	1,089	(1,671)	(361)
Adjusted taxable income (1)	$89,221	$75,176	$72,595
______________________________________________

(1)	Adjusted taxable income subject to 90% dividend requirements.

The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2015	2014	2013
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	79.98%	68.84%	66.37%
Return of capital	20.02%	28.51%	31.21%
Capital gains	—%	2.65%	2.42%
Taxable REIT Subsidiaries
We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our TRSs, which include IRT Capital Corporation II ("IRT"), DIM Vastgoed N.V. ("DIM") and C&C Delaware, Inc. During August 2015, another TRS, Southeast US Holdings, B.V., merged into DIM. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays no income taxes in the Netherlands.
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
Our total pre-tax income and income tax benefit (provision) relating to our TRSs and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S. income (loss) before income taxes	$168	$2,212	$(1,582)
Foreign (loss) income before income taxes	(613)	(190)	3
(Loss) income from continuing operations before income taxes	(445)	2,022	(1,579)
Less income tax benefit (provision):
Current federal and state	(54)	10	(34)
Deferred federal and state	910	(860)	518
Total income tax benefit (provision)	856	(850)	484
Income (loss) from continuing operations from taxable REIT subsidiaries	411	1,172	(1,095)
Income from discontinued operations from taxable REIT subsidiaries, net of tax	—	42	1,680
Net income from taxable REIT subsidiaries	$411	$1,214	$585
We recorded no tax provision from discontinued operations for the year ended December 31, 2015 and we recorded tax provisions from discontinued operations of $27,000 and $686,000 during the years ended December 31, 2014 and 2013, respectively. The tax provisions relate to taxable income generated by the disposition of properties.

The total income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to net income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal benefit (provision) at statutory tax rate (1)	$767	$(681)	$344
State taxes, net of federal benefit (provision)	99	(80)	34
Foreign tax rate differential	—	(19)	(5)
Other	(10)	(63)	117
Valuation allowance increase	—	(7)	(6)
Total income tax benefit (provision) from continuing operations	856	(850)	484
Income tax provision from discontinued operations	—	(27)	(686)
Total income tax benefit (provision)	$856	$(877)	$(202)
 ______________________________________________
(1) Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.
Our deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Disallowed interest	$2,719	$2,722
Net operating loss	1,675	3,099
Other	673	82
Valuation allowance	—	(164)
Total deferred tax assets	5,067	5,739
Deferred tax liabilities:
Other real estate investments	(14,009)	(15,439)
Mortgage revaluation	(168)	(466)
Other	(242)	(95)
Total deferred tax liabilities	(14,419)	(16,000)
Net deferred tax liability	$(9,352)	$(10,261)
As of December 31, 2015, the net deferred tax liability of $9.4 million consisted of a $3.9 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $13.3 million deferred tax liability associated with DIM. As of December 31, 2014, the net deferred tax liability of $10.3 million consisted of a $2.3 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $12.6 million deferred tax liability associated with DIM.
The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. As of December 31, 2015, IRT had approximately $2.7 million of disallowed interest carryforwards, with a tax value of $2.7 million, which do not expire. IRT expects to realize the benefits of its net deferred tax asset of approximately $3.9 million as of December 31, 2015, primarily from identified tax planning strategies, as well as projected taxable income. As of December 31, 2015, DIM had a federal net operating loss carryforward of approximately $2.2 million which begins to expire in 2027 and no state net operating loss carryforward. As of December 31, 2015, IRT had federal and state net operating loss carryforwards of approximately $1.7 million and $1.2 million, respectively, which begin to expire in 2030.

15.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the consolidated balance sheets:

	December 31,
	2015	2014
	(In thousands)
CapCo	$206,145	$206,145
DIM (1)	—	1,044
Total noncontrolling interests included in total equity	$206,145	$207,189
______________________________________________
(1) At December 31, 2014, we owned an economic interest in DIM of 98%. In February 2015, we entered into a conditional settlement agreement to acquire the remaining 2.0% interests held by minority shareholders, which was completed in April 2015 after the Dutch court's approval of the agreement.
During the years ended December 31, 2015, 2014 and 2013, there were no material effects on the equity attributable to us resulting from changes in our ownership interest in our subsidiaries.
CapCo
On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. LIH is a subsidiary of Intu Properties PLC (“Intu”) (formerly Capital Shopping Centres Group PLC), a United Kingdom real estate investment trust. As a result of the transaction, we increased the size of our board of directors by one seat and added David Fischel, a designee of Intu, to our board pursuant to an Equityholders’ Agreement with Intu, LIH and Gazit. The results of CapCo’s operations have been included in our consolidated financial statements from the date of acquisition. Upon consolidation, we recorded $206.1 million of noncontrolling interest, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the equity section of our consolidated balance sheet as permanent equity as of December 31, 2015.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 11.4 million Class A Shares in the joint venture, representing an approximate 22% interest in the joint venture, and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture consisting of Class A Shares and Class B Shares. The joint venture shares received by LIH were redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in the earnings of CapCo was limited to their right to receive distributions payable on their Class A Shares. These distributions consisted of a non-elective distribution equivalent to the dividend paid on our common stock and, if the return on our Class B Shares exceeded a certain threshold, a voluntary residual distribution paid on both Class A Shares and Class B Shares. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statement of income were limited to distributions made to LIH on its Class A joint venture shares.
Distributions to LIH for each of the years ended December 31, 2015, 2014 and 2013 were $10.0 million, which were equivalent to the per share dividends declared on our common stock.
In January 2016, we repaid the $600.0 million shared appreciation promissory note, LIH exercised its redemption right with respect to all of its Class A shares, and we elected to issue approximately 11.4 million shares of our common stock in exchange for such shares. See Note 26 for further discussion.
16.    Stockholders’ Equity and Earnings Per Share
During each quarter of 2015, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2015.
In November 2015, we entered into distribution agreements with various financial institutions as part of our implementation of an ATM Program under which we may sell up to 8.5 million shares, par value of $0.01 per share, of our common stock from time to time in “at-the-market” offerings or certain other transactions. Concurrently, we entered into a common stock purchase agreement with MGN, an affiliate of Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. Pursuant to this agreement, MGN will have the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements during each calendar quarter, up to an aggregate maximum of approximately 1.3 million shares under the agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common stock, our needs for additional amounts of capital and our determination of the most appropriate source of funding for such needs. We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include repaying debt and funding future acquisitions or development and redevelopment activities. As of December 31, 2015, we had not issued any shares under the ATM Program.
In March 2015, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $27.05 per share. In the concurrent private placement, 600,000 shares were purchased by Gazit First Generation LLC, an affiliate of Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $121.3 million before expenses. The stock issuance costs and underwriting discounts were approximately $589,000. We used the net proceeds to fund the redemption of our 5.375% unsecured senior notes due October 2015 and for general corporate purposes, including the repayment of other secured and unsecured debt.

In September 2014, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $23.30 per share. In the concurrent private placement, 675,000 shares were purchased by Gazit First Generation LLC. The offerings generated net proceeds to us of approximately $104.6 million before expenses. The stock issuance costs and underwriting discounts were approximately $561,000. We used the net proceeds to fund development and redevelopment activities, to repay secured and unsecured debt and for general corporate purposes.

Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share ("EPS") and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Income from continuing operations	$75,467	$58,134	$48,963
Net income attributable to noncontrolling interests - continuing operations	(10,014)	(12,206)	(10,209)
Income from continuing operations attributable to Equity One, Inc.	65,453	45,928	38,754
Allocation of continuing income to participating securities	(423)	(1,759)	(1,045)
Income from continuing operations available to common stockholders	65,030	44,169	37,709

Income from discontinued operations	—	2,957	39,694
Net loss (income) attributable to noncontrolling interests - discontinued operations	—	12	(494)
Income from discontinued operations available to common stockholders	—	2,969	39,200
Net income available to common stockholders	$65,030	$47,138	$76,909

Weighted average shares outstanding – Basic	127,957	119,403	117,389
Stock options using the treasury method	119	222	288
Non-participating restricted stock using the treasury method	10	40	—
Long-term incentive plan shares using the treasury method	74	60	94
Weighted average shares outstanding – Diluted	128,160	119,725	117,771

Basic earnings per share available to common stockholders:
Continuing operations	$0.51	$0.37	$0.32
Discontinued operations	—	0.02	0.33
Earnings per common share — Basic	$0.51	$0.39	$0.66	*

Diluted earnings per share available to common stockholders:
Continuing operations	$0.51	$0.37	$0.32
Discontinued operations	—	0.02	0.33
Earnings per common share — Diluted	$0.51	$0.39	$0.65
* Note: EPS does not foot due to the rounding of the individual calculations.
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the year ended December 31, 2015. The computation of diluted EPS for the years ended December 31, 2014 and 2013 did not include 532,000 and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $24.12 to $26.66 and $23.52 to $26.66, respectively, because the option prices were greater than the average market price of our common shares during the respective periods.
The computation of diluted EPS for the years ended December 31, 2015, 2014 and 2013 did not include the 11.4 million joint venture units held by LIH, which are redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive. In January 2016, LIH exercised its redemption right for all of their outstanding interests in the CapCo joint venture. See Notes 15 and 26 for further discussion.

17.    Share-Based Payments
The Equity One Amended and Restated 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. The total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan that terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of May 2, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2015, 5.7 million shares were available for issuance.
Options and Restricted Stock
As of December 31, 2015, we had stock options and restricted stock outstanding under the 2000 Plan. The following table presents information regarding stock option activity during the year ended December 31, 2015:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of the year	1,208	$22.37
Granted	—	—
Exercised	(557)	24.30
Forfeited or expired	—	—
Outstanding at end of the year	651	$20.72	4.8	$4,190
Exercisable at end of the year	501	$20.08	3.7	$3,548
The total cash or other consideration received from options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $40.4 million and $8.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $6.1 million and $4.6 million, respectively.
During the year ended December 31, 2014, the fair value of the 200 options granted was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	3.8%
Risk-free interest rate	2.0%
Expected option life	6.3 years
Expected volatility	39.8%
The options were granted with an exercise price equivalent to the current stock price on the grant date. No options were granted during the years ended December 31, 2015 and 2013.

Restricted Stock Grants and Long-Term Incentive Compensation Plan
The following table presents information regarding restricted stock activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at beginning of the year	180	$22.91
Granted	392	$23.63
Vested	(161)	$22.61
Forfeited or cancelled	(1)	$22.57
Unvested at end of the year	410	$23.72
The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2014 and 2013 was $22.95 and $22.40, respectively. Shares of restricted stock granted during the year ended December 31, 2015 are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. During the year ended December 31, 2015, the total grant-date value of the approximately 161,000 shares of restricted stock that vested was approximately $3.6 million.
Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of income, is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Restricted stock expense	$4,785	$6,818	$5,931
Stock option expense	337	650	465
Employee stock purchase plan discount	36	30	18
Total equity-based expense	5,158	7,498	6,414
Restricted stock classified as a liability	655	289	117
Total expense	5,813	7,787	6,531
Less amount capitalized	(553)	(520)	(358)
Net share-based compensation expense	$5,260	$7,267	$6,173
As of December 31, 2015, we had $9.9 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our 2000 Plan. This expense is expected to be recognized over a weighted average period of 2.3 years.
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
David Lukes
On April 2, 2014, we entered into an employment agreement with David Lukes, our Chief Executive Officer, which became effective as of May 12, 2014 and has an initial term which ends on May 12, 2018. Mr. Lukes’ employment agreement provides for an annual base salary of $850,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Lukes is eligible for a target performance bonus of 100% of his base salary, except that with respect to the 2014 calendar year, Mr. Lukes received an annual bonus of no less than $850,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Lukes was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years. Mr. Lukes also received a signing bonus of $500,000, which is included in general and administrative expenses in the accompanying statement of income for the year ended December 31, 2014. Mr. Lukes will repay the signing bonus in full in the event he resigns without good reason or is terminated for cause within 12 months of the commencement of his employment.
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
Chaim Katzman
On June 2, 2014, we entered into a Chairman Compensation Agreement with Chaim Katzman, our Chairman of the Board, which replaced Mr. Katzman’s existing Chairman Compensation Agreement with the Company following the expiration of its term on December 31, 2014. The initial term of the new Chairman Compensation Agreement ends December 31, 2017. Pursuant to the agreement, we granted Mr. Katzman 255,000 shares of restricted stock that will vest as follows: (i) 7,095 shares on January 31, 2015; and (ii) 7,083 shares on the last day of each calendar month beginning February 2015 and ending December 2017. The award was valued at $22.24 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the period from the date of grant to January 2, 2015, at which time Mr. Katzman’s restricted stock is entitled to receive dividends. Compensation expense related to the award will be recognized over the period from June 2014 through December 2017.
Thomas Caputo
On June 25, 2014, we entered into a new employment agreement with Thomas Caputo, our President, which is effective as of January 1, 2015 immediately following the expiration of Mr. Caputo’s prior employment agreement with the Company and ends on December 31, 2016. Mr. Caputo’s new employment agreement provides for an annual base salary of $750,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Caputo will be eligible for a target performance bonus of 100% of his base salary that will be payable in cash. Pursuant to the agreement, on January 1, 2015, we granted Mr. Caputo 39,370 shares of our restricted common stock, which will fully vest on December 31, 2016 subject to Mr. Caputo then being employed by the Company. Compensation expense related to the award will be recognized over the period from January 2015 through December 2016.
Michael Makinen
On June 25, 2014, we entered into an employment agreement with Michael Makinen to serve as our Chief Operating Officer. The agreement became effective as of July 15, 2014, and the initial term ends on July 15, 2018. Mr. Makinen’s employment agreement provides for an annual base salary of $400,000 and other benefits generally made available to our senior executive officers. In addition, Mr. Makinen is eligible for a target performance bonus of $300,000, except that with respect to the 2014 calendar year, Mr. Makinen received an annual bonus of no less than $300,000 reduced pro rata based on the portion of calendar year 2014 during which Mr. Makinen was not employed by the Company. Bonuses will be payable 50% in cash and 50% in shares of our restricted stock which will vest ratably over three years.
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
Upon the commencement of his employment in March 2015, Mr. Ostrower received 22,189 shares of restricted stock that will vest ratably on the first, second, third, and fourth anniversaries of the grant date and a LTIP, under which Mr. Ostrower’s target award is 44,379 shares of our common stock. The number of shares of stock that will ultimately be issued under the LTIP is based on our performance during the four-year period beginning on the date of Mr. Ostrower’s employment. Shares earned pursuant to the LTIP will be issued following the completion of the four-year performance period, subject to Mr. Ostrower’s continued employment through the end of such period, and will not participate in dividends during the performance period.
Mr. Ostrower’s LTIP award shares the same performance metrics and weightings as Mr. Lukes’ LTIP awards described above. The significant assumptions used to value these awards include the volatility of our common stock (21.9%), the volatility of the common stock of various peer companies (which ranged from 14.3% to 23.7%), and the risk-free interest rate (1.4%). The aggregate estimated fair value of these components of Mr. Ostrower's LTIP was $486,000, which will be recognized over the four-year performance period. The Recurring FFO Growth component of Mr. Ostrower's LTIP is considered a performance-based award which is earned subject to future performance measurement. The award was valued at $23.47 per share based on the fair value of our common stock at the date of grant less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense for the Recurring FFO Growth component will be recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met. No compensation expense will be recognized for the discretionary portion of Mr. Ostrower's LTIP prior to the completion of the performance period.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 were $446,000, $424,000 and $414,000, respectively.
2004 Employee Stock Purchase Plan
Our amended and restated Employee Stock Purchase Plan (the “ESPP”) provides a convenient means by which eligible employees could purchase shares of our common stock on a quarterly basis through payroll deductions and voluntary cash investments. Under the ESPP, the quarterly purchase price per share paid by employees is 85% of the average closing price per share of our common stock on the five trading days that immediately precede the last trading day of the quarter, provided, however, that in no event may the purchase price be less than the lower of (i) 85% of the closing price on the first trading day of the quarter or (ii) 85% of the closing price on the last trading day of the quarter. Shares purchased under the amended and restated ESPP are subject to a six-month holding requirement, subject to exceptions for hardship.

18.    Future Minimum Rental Income
Our properties are leased to tenants under operating leases that expire at various dates through the year 2040. Future minimum rents under non-cancelable operating leases as of December 31, 2015, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$252,685
2017	229,806
2018	201,508
2019	172,926
2020	144,871
Thereafter	665,348
Total	$1,667,144
19.    Commitments and Contingencies
As of December 31, 2015, we had provided letters of credit having an aggregate face amount of $2.2 million as additional security for financial and other obligations.
As of December 31, 2015, we have invested an aggregate of approximately $103.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $147.6 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $24.2 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, sales of equity under our ATM Program, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2015 will have a material adverse effect on our financial condition, results of operations or cash flows.
Certain of our shopping centers are subject to non-cancelable long-term ground leases that expire at various dates through the year 2076 and in most cases provide for renewal options. In addition, we have non-cancelable operating leases for office space and equipment that expire at various dates through the year 2021. As of December 31, 2015, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$1,685
2017	1,407
2018	1,415
2019	1,433
2020	1,435
Thereafter	35,147
Total	$42,522
During the years ended December 31, 2015, 2014 and 2013, we recognized approximately $1.6 million, $1.5 million and $1.4 million, respectively, of rental expense related to our non-cancelable operating leases.

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
21.    Fair Value Measurements
Recurring Fair Value Measurements
As of December 31, 2015 and 2014, we had three interest rate swap agreements with a notional amount of $250.0 million and a forward starting interest rate swap with a notional amount of $50.0 million that are measured at fair value on a recurring basis. As of December 31, 2015 and 2014, the fair value of one of our interest rate swaps consisted of an asset of $217,000 and $681,000, respectively, which is included in other assets, and the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheets. The net unrealized loss on our interest rate derivatives was $910,000 and $3.2 million for the years ended December 31, 2015 and 2014, respectively, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2015	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$835	$—	$835	$—
Classified as a liability in accounts payable and accrued expenses	$1,991	$—	$1,991	$—

December 31, 2014
Interest rate derivatives:
Classified as an asset in other assets	$681	$—	$681	$—
Classified as a liability in accounts payable and accrued expenses	$952	$—	$952	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2015, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of

December 31, 2015, none of which were reported in the consolidated statement of income because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.
As of December 31, 2015, we had a long-term incentive plan for three of our executives with components based on our total shareholder return, as well as our total shareholder return versus returns for seven of our peer companies. The fair value of these components was determined on the respective grant dates using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices, as well as projected future market prices for our common stock and the common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2015:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating property held and used	$700	$—	$—	$700	(2)	$1,579
Land held and used	8,550	—	—	8,550	(3)	3,667
Total	$9,250	$—	$—	$9,250		$5,246
____________________________________________
(1) Total losses exclude impairments of $11.3 million recognized related to properties sold during the year ended December 31, 2015 and a goodwill impairment loss of $200,000 related to an operating property. See Note 6 for further discussion.
(2) Represents the fair value of the property on the date it was impaired during the fourth quarter of 2015.
(3) Impairments were recognized on a land parcel due to our reconsideration of our plans which increased the likelihood that the holding period may be shorter than previously estimated due to updated disposition plans and on another land parcel due to the total projected undiscounted cash flows being less than its carrying value.
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
(2) $11.9 million of the total represents the fair value of an operating property as of the date it was impaired during the second quarter of 2014. As of December 31, 2014, the carrying amount of the property no longer equaled its fair value.
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, typically result from values established by Level 3 valuations. The carrying value of a property is considered impaired when the total projected undiscounted cash flows from the property are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the property as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments in unconsolidated joint ventures are classified within Level 3 of the fair value hierarchy.
The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

	December 31, 2015		December 31, 2014
	Low	High	Low	High
Overall capitalization rates	10.0%	10.0%	8.0%	15.0%
Discount rates	12.5%	12.5%	9.5%	14.5%
Terminal capitalization rates	10.5%	10.5%	8.5%	13.5%
During the years ended December 31, 2015 and 2014, we recognized $1.6 million and $15.1 million, respectively, of impairment losses on operating properties. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the year ended December 31, 2015 and 2014, we recognized impairment losses of $3.7 million and $2.2 million, respectively, on land parcels. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy.
We also performed annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, resulted from values established by Level 3 valuations. We estimated the fair value of the reporting unit using discounted projected future cash flows, which approximated a current sales price. If the results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value, an impairment was recognized to reduce the carrying value of the goodwill to fair value. During the year ended December 31, 2015, we recognized a goodwill impairment loss of $200,000. No goodwill impairment losses were recognized during the year ended December 31, 2014.
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
Cash and Cash Equivalents, Accounts and Other Receivables, Accounts Payable and Accrued Expenses and Unsecured Revolving Credit Facility (classified within Levels 1, 2 and 3 of the valuation hierarchy) – The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2015 and 2014 was approximately $296.1 million and $337.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium, net of unamortized deferred financing costs) of these notes was $283.5 million and $315.5 million as of December 31, 2015 and 2014, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2015 and 2014 was approximately $528.0 million and $772.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount and deferred financing costs) of these notes was $515.4 million and $727.0 million as of December 31, 2015 and 2014, respectively.

Term Loans (classified within Level 2 of the valuation hierarchy) – The fair value estimated as of December 31, 2015 and 2014 was approximately $475.4 million and $249.8 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized deferred financing costs) of the loans were $471.9 million and $248.1 million as of December 31, 2015 and 2014, respectively.
The fair market value calculations of our debt as of December 31, 2015 and 2014 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations used a market rate spread over the risk-free interest rate. This spread was determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate was used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate was subjective in nature, recent market data gathered suggested that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – As of December 31, 2015 and 2014, the fair value of one of our interest rate swaps consisted of an asset of $217,000 and $681,000, respectively, which is included in other assets, and the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million and $952,000, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheets.

23.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes, term loans and revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$137,695	$1,548,840	$1,381,984	$(83)	$3,068,436
Investment in affiliates	2,899,538	—	—	(2,899,538)	—
Other assets	229,369	91,093	803,884	(816,879)	307,467
TOTAL ASSETS	$3,266,602	$1,639,933	$2,185,868	$(3,716,500)	$3,375,903
LIABILITIES
Total notes payable	$1,683,263	$120,238	$323,821	$(760,600)	$1,366,722
Other liabilities	19,333	104,969	171,090	(56,362)	239,030
TOTAL LIABILITIES	1,702,596	225,207	494,911	(816,962)	1,605,752
EQUITY	1,564,006	1,414,726	1,690,957	(2,899,538)	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,266,602	$1,639,933	$2,185,868	$(3,716,500)	$3,375,903

Condensed Consolidating Balance Sheet As of December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$138,293	$1,546,620	$1,223,590	$(83)	$2,908,420
Investment in affiliates	2,760,512	—	—	(2,760,512)	—
Other assets	220,868	101,249	836,419	(810,177)	348,359
TOTAL ASSETS	$3,119,673	$1,647,869	$2,060,009	$(3,570,772)	$3,256,779
LIABILITIES
Total notes payable	$1,612,124	$147,451	$328,620	$(760,600)	$1,327,595
Other liabilities	24,129	107,848	156,259	(49,661)	238,575
TOTAL LIABILITIES	1,636,253	255,299	484,879	(810,261)	1,566,170
EQUITY	1,483,420	1,392,570	1,575,130	(2,760,511)	1,690,609
TOTAL LIABILITIES AND EQUITY	$3,119,673	$1,647,869	$2,060,009	$(3,570,772)	$3,256,779

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2015	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$23,512	$195,398	$141,243	$—	$360,153
Equity in subsidiaries’ earnings	169,424	—	—	(169,424)	—
Total costs and expenses	45,115	98,686	80,132	(1,119)	222,814
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	147,821	96,712	61,111	(168,305)	137,339
Other income and (expense)	(82,437)	(9,271)	30,884	(1,904)	(62,728)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	65,384	87,441	91,995	(170,209)	74,611
Income tax benefit (provision) of taxable REIT subsidiaries	—	1,618	(762)	—	856
NET INCOME	65,384	89,059	91,233	(170,209)	75,467
Other comprehensive loss	(910)	—	(69)	—	(979)
COMPREHENSIVE INCOME	64,474	89,059	91,164	(170,209)	74,488
Comprehensive income attributable to noncontrolling interests	—	—	(10,014)	—	(10,014)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$64,474	$89,059	$81,150	$(170,209)	$64,474

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2014	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$23,898	$194,502	$134,785	$—	$353,185
Equity in subsidiaries’ earnings	158,824	—	—	(158,824)	—
Total costs and expenses	50,548	101,820	80,611	(967)	232,012
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	132,174	92,682	54,174	(157,857)	121,173
Other income and (expense)	(83,650)	(11,706)	34,985	(1,818)	(62,189)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	48,524	80,976	89,159	(159,675)	58,984
Income tax provision of taxable REIT subsidiaries	—	(84)	(766)	—	(850)
INCOME FROM CONTINUING OPERATIONS	48,524	80,892	88,393	(159,675)	58,134
(Loss) income from discontinued operations	(19)	3,040	(72)	8	2,957
NET INCOME	48,505	83,932	88,321	(159,667)	61,091
Other comprehensive loss	(3,151)	—	(392)	—	(3,543)
COMPREHENSIVE INCOME	45,354	83,932	87,929	(159,667)	57,548
Comprehensive income attributable to noncontrolling interests	—	—	(12,194)	—	(12,194)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$45,354	$83,932	$75,735	$(159,667)	$45,354

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2013	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$26,379	$181,115	$125,017	$—	$332,511
Equity in subsidiaries’ earnings	177,772	—	—	(177,772)	—
Total costs and expenses	44,283	98,871	73,791	(518)	216,427
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	159,868	82,244	51,226	(177,254)	116,084
Other income and (expense)	(86,051)	(10,756)	30,726	(1,524)	(67,605)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	73,817	71,488	81,952	(178,778)	48,479
Income tax benefit of taxable REIT subsidiaries	193	74	217	—	484
INCOME FROM CONTINUING OPERATIONS	74,010	71,562	82,169	(178,778)	48,963
Income from discontinued operations	4,112	30,498	4,668	416	39,694
NET INCOME	78,122	102,060	86,837	(178,362)	88,657
Other comprehensive income	9,961	—	168	—	10,129
COMPREHENSIVE INCOME	88,083	102,060	87,005	(178,362)	98,786
Comprehensive income attributable to noncontrolling interests	—	(193)	(10,510)	—	(10,703)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$88,083	$101,867	$76,495	$(178,362)	$88,083

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(67,233)	$63,304	$168,694	$164,765
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(98,300)	(98,300)
Additions to income producing properties	(2,851)	(10,987)	(7,154)	(20,992)
Acquisition of land	—	(1,350)	—	(1,350)
Additions to construction in progress	(7,249)	(33,826)	(22,525)	(63,600)
Deposits for the acquisition of income producing properties	(10)	—	—	(10)
Proceeds from sale of operating properties	—	4,526	1,279	5,805
Increase in deferred leasing costs and lease intangibles	(1,575)	(3,472)	(1,791)	(6,838)
Investment in joint ventures	(329)	—	(23,610)	(23,939)
Distributions from joint ventures	—	—	15,666	15,666
Collection of environmental tax credit	—	14,258	—	14,258
Repayments from subsidiaries, net	524	(3,741)	3,217	—
Net cash used in investing activities	(11,490)	(34,592)	(133,218)	(179,300)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(26,814)	(24,250)	(51,064)
Deposit for mortgage note payable	—	(1,898)	—	(1,898)
Net borrowings under revolving credit facility	59,000	—	—	59,000
Repayment of senior notes payable	(220,155)	—	—	(220,155)
Borrowings under term loan, net	222,916			222,916
Payment of deferred financing costs	(168)	—	—	(168)
Proceeds from issuance of common stock	124,915	—	—	124,915
Repurchase of common stock	(320)	—	—	(320)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(112,957)	—	—	(112,957)
Purchase of noncontrolling interests	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(10,010)	(10,010)
Net cash provided by (used in) financing activities	72,607	(28,712)	(35,476)	8,419
Net decrease in cash and cash equivalents	(6,116)	—	—	(6,116)
Cash and cash equivalents at beginning of the year	27,469	—	—	27,469
Cash and cash equivalents at end of the year	$21,353	$—	$—	$21,353

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(93,893)	$120,939	$117,049	$144,095
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,350)	(13,097)	(93,447)
Additions to income producing properties	(1,360)	(9,381)	(8,635)	(19,376)
Additions to construction in progress	(5,420)	(53,694)	(17,981)	(77,095)
Deposits for the acquisition of income producing properties	(50)	—	—	(50)
Proceeds from sale of operating properties	41,730	80,764	22,976	145,470
Decrease in cash held in escrow	10,662	—	—	10,662
Increase in deferred leasing costs and lease intangibles	(655)	(3,546)	(3,239)	(7,440)
Investment in joint ventures	—	—	(9,028)	(9,028)
Advances to joint ventures	—	—	(154)	(154)
Distributions from joint ventures	—	—	16,394	16,394
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	72,065	(22,893)	(49,172)	—
Net cash provided by (used in) investing activities	116,972	(89,100)	(1,410)	26,462
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(29,648)	(102,916)	(132,564)
Net repayments under revolving credit facilities	(54,000)	—	—	(54,000)
Payment of deferred financing costs	(3,638)	—	—	(3,638)
Proceeds from issuance of common stock	145,447	—	—	145,447
Repurchase of common stock	(1,752)	—	—	(1,752)
Stock issuance costs	(591)	—	—	(591)
Dividends paid to stockholders	(106,659)	—	—	(106,659)
Purchase of noncontrolling interests	—	(2,191)	(761)	(2,952)
Distributions to noncontrolling interests	—	—	(11,962)	(11,962)
Net cash used in financing activities	(21,193)	(31,839)	(115,639)	(168,671)
Net decrease in cash and cash equivalents	1,886	—	—	1,886
Cash and cash equivalents at beginning of the year	25,583	—	—	25,583
Cash and cash equivalents at end of the year	$27,469	$—	$—	$27,469

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In Thousands)
Net cash (used in) provided by operating activities	$(82,023)	$119,434	$95,331	$132,742
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(60,000)	(49,449)	(109,449)
Additions to income producing properties	(1,636)	(7,265)	(4,760)	(13,661)
Acquisition of land	—	(3,000)	—	(3,000)
Additions to construction in progress	(731)	(38,639)	(14,635)	(54,005)
Deposits for the acquisition of income producing properties	(75)	—	—	(75)
Proceeds from sale of operating properties	85,602	156,637	44,272	286,511
Increase in cash held in escrow	(10,662)	—	—	(10,662)
Purchase of below-market leasehold interest	—	(25,000)	—	(25,000)
Increase in deferred leasing costs and lease intangibles	(1,283)	(4,863)	(3,120)	(9,266)
Investment in joint ventures	—	—	(30,401)	(30,401)
Repayments of advances to joint ventures	—	—	5	5
Distributions from joint ventures	—	—	12,576	12,576
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	91,474	91,474
Advances to subsidiaries, net	189,418	(111,025)	(78,393)	—
Net cash provided by (used in) investing activities	260,633	(93,155)	(44,431)	123,047
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,578)	(26,279)	(18,422)	(48,279)
Net repayments under revolving credit facilities	(81,000)	—	—	(81,000)
Proceeds from issuance of common stock	8,898	—	—	8,898
Repurchase of common stock	(388)	—	—	(388)
Stock issuance costs	(96)	—	—	(96)
Dividends paid to stockholders	(104,279)	—	—	(104,279)
Purchase of noncontrolling interests	—	—	(18,972)	(18,972)
Distributions to noncontrolling interests	—	—	(10,038)	(10,038)
Distributions to redeemable noncontrolling interests	—	—	(3,468)	(3,468)
Net cash used in financing activities	(180,443)	(26,279)	(50,900)	(257,622)
Net decrease in cash and cash equivalents	(1,833)	—	—	(1,833)
Cash and cash equivalents at beginning of the year	27,416	—	—	27,416
Cash and cash equivalents at end of the year	$25,583	$—	$—	$25,583

24.    Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter
2015	(In thousands, except per share data)
Total revenue	$88,479	$90,735	$90,439	$90,500
Income from continuing operations	$10,508	$29,561	$19,459	$15,939
Net income	$10,508	$29,561	$19,459	$15,939
Net income attributable to Equity One, Inc.	$8,006	$27,054	$16,961	$13,432
Basic per share data (3)
Income from continuing operations	$0.06	$0.21	$0.13	$0.10
Net income	$0.06	$0.21	$0.13	$0.10
Diluted per share data (3)
Income from continuing operations	$0.06	$0.21	$0.13	$0.10
Net income	$0.06	$0.21	$0.13	$0.10
_______________________________________________

(1)	During the first quarter of 2015, we recognized impairment losses of $11.3 million. See Note 6 for further discussion.

(2)
During the second quarter of 2015, in connection with the redemption of our interest in the GRI JV, we remeasured the carrying value of our equity interest in the joint venture to fair value and recognized a gain of $5.5 million. Additionally, we recognized a gain of $3.3 million from the deferred gains associated with the 2008 sale of certain properties by us to the joint venture. See Note 8 for further discussion.

(3)	The sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of individual calculations.

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (2)
2014	(In thousands, except per share data)
Total revenue	$92,697	$87,567	$86,377	$86,544
Income from continuing operations (1)	$27,911	$76	$20,897	$9,250
Net income	$30,975	$99	$20,801	$9,216
Net income (loss) attributable to Equity One, Inc.	$26,276	$(2,411)	$18,307	$6,725
Basic per share data
Income (loss) from continuing operations	$0.20	$(0.02)	$0.14	$0.05
Net income (loss)	$0.22	$(0.02)	$0.14	$0.05
Diluted per share data
Income (loss) from continuing operations	$0.20	$(0.02)	$0.14	$0.05
Net income (loss)	$0.22	$(0.02)	$0.14	$0.05
_______________________________________________

(1)	Reclassified to reflect the presentation of gain on sale of operating properties within continuing operations.

(2)	During the second and fourth quarters of 2014, we recognized impairment losses of $13.9 million and $8.0 million, respectively. See Note 6 for further discussion.
25.    Related Parties
Refer to Note 16 for a discussion of the private placements in 2015 and 2014 to Gazit First Generation LLC. Also refer to Note 16 with respect to our arrangement with MGN related to sales of common stock under our ATM Program.
We received rental income from affiliates of Gazit of approximately $253,000, $240,000 and $246,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
General and administrative expenses incurred by us on behalf of Gazit with respect to the provision of IFRS financial statements and related matters, which are reimbursed, totaled approximately $886,000, $958,000 and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $242,000 and $303,000 as of December 31, 2015 and 2014, respectively.
We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $500,000, $271,000 and $111,000 for the years ended December 31,

2015, 2014 and 2013, respectively. The balance due to MGN Icarus, Inc., which is included in accounts payable and accrued expenses, was approximately $175,000 and $34,000 as of December 31, 2015 and 2014, respectively.
In December 2015, Gazit First Generation LLC, and MGN (USA), Inc., affiliates of Gazit, completed an underwritten public offering of 4.8 million shares of our common stock that were previously owned by them. We did not receive any proceeds from the offering, and pursuant to existing agreements with these affiliates, we incurred expenses of $245,000 in connection with the offering which are included in general and administrative costs in the consolidated statement of income for the year ended December 31, 2015.
26.    Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2015 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements and have also included such events in the footnotes.
In January 2016, LIH exercised its redemption right with respect to all of its outstanding Class A Shares in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. As a result, we now own 100% of CapCo, LIH holds no remaining interests in the Company or our subsidiaries, and David Fischel resigned from our Board of Directors in connection with the termination of LIH’s Board nomination right.
In January 2016, we entered into a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum.

In February 2016, we redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $5.0 million. In connection with the redemption, we expect to recognize a loss on the early extinguishment of debt of $5.2 million during the first quarter of 2016 comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.

In February 2016, we closed on the sale of three properties, one of which was classified as held for sale as of December 31, 2015, for an aggregate gross sales price of $10.3 million, resulting in an aggregate net gain of approximately $2.6 million.

In February 2016, we terminated and settled our $50.0 million forward starting interest rate swap, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the swap will amortize through interest expense over the life of the expected debt issuance.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts		Deductions	Balance at end of period
	(In thousands)
Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,046	$2,521	$—		$(1,687)	$3,880
Allowance for deferred tax asset	164	—	—		(164)	—
Year Ended December 31, 2014:
Allowance for doubtful accounts	4,819	1,032	(1,059)	(1)	(1,746)	3,046
Allowance for deferred tax asset	162	2	—		—	164
Year Ended December 31, 2013:
Allowance for doubtful accounts	3,182	3,736	—		(2,099)	4,819
Allowance for deferred tax asset	213	—	—		(51)	162
(1) Represents the reversal of certain historical real estate tax billings for which a settlement was reached with the tenants.
Note: Amounts above include those amounts recorded in discontinued operations.

SCHEDULE III
Equity One, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(In thousands)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
90-30 Metropolitan	NY	$—	$5,105	$21,378	$952	$5,105	$22,330	$27,435	$(2,400)	2007	9/1/2011
91 Danbury Road	CT	—	787	664	—	787	664	1,451	(3)	1965	11/23/2015
101 7th Avenue	NY	—	21,699	40,518	13,309	21,699	53,827	75,526	(2,499)	1930	5/16/2011
200 Potrero	CA	—	4,778	1,469	520	4,778	1,989	6,767	(388)	1928	12/27/2012
1175 Third Avenue	NY	6,241	28,282	22,115	(377)	28,070	21,950	50,020	(2,411)	1995	9/22/2010
1225-1239 Second Avenue	NY	16,020	14,253	11,288	66	14,274	11,333	25,607	(788)	1963	10/5/2012
5335 CITGO	MD	—	6,203	103	—	6,203	103	6,306	(59)	1958	9/5/2013
5471 CITGO	MD	—	4,107	78	—	4,107	78	4,185	(45)	1959	9/5/2013
Alafaya Commons	FL	—	6,858	10,720	4,688	7,000	15,266	22,266	(3,022)	1987	2/12/2003
Alafaya Village	FL	—	1,444	4,967	164	1,444	5,131	6,575	(1,330)	1986	4/20/2006
Ambassador Row	LA	—	3,880	10,570	3,318	3,880	13,888	17,768	(4,325)	1980	2/12/2003
Ambassador Row Courtyard	LA	—	3,110	9,208	6,135	3,110	15,343	18,453	(3,967)	1986	2/12/2003
Antioch Land	CA	—	7,060	—	(3,290)	3,770	—	3,770	—	n/a	1/4/2011
Atlantic Village	FL	—	1,190	4,760	6,622	1,190	11,382	12,572	(4,010)	1984	6/30/1995
Aventura Square (2)	FL	20,756	46,811	17,851	2,102	45,855	20,909	66,764	(2,940)	1991	10/5/2011
Banco Popular Office Building	FL	—	3,363	1,566	589	3,363	2,155	5,518	(686)	1971	9/27/2005
Beauclerc Village (3)	FL	—	651	2,242	(474)	—	2,419	2,419	—	1962	5/15/1998
Bird 107	FL	—	8,568	3,942	14	8,568	3,956	12,524	(51)	1962	8/27/2015
Bird Ludlum	FL	—	4,088	16,318	3,441	4,088	19,759	23,847	(9,849)	1988	8/11/1994
Bluebonnet Village	LA	—	2,290	4,168	2,365	2,290	6,533	8,823	(2,238)	1983	2/12/2003
Bluffs Square	FL	—	3,232	9,917	804	3,232	10,721	13,953	(5,028)	1986	8/15/2000
Boca Village Square	FL	—	3,385	10,174	5,679	4,620	14,618	19,238	(3,192)	1978	8/15/2000
Bowlmor Lanes	MD	—	12,128	863	—	12,128	863	12,991	(235)	1960	5/7/2013
Boynton Plaza	FL	—	2,943	9,100	4,440	3,884	12,599	16,483	(2,773)	1978	8/15/2000
BridgeMill	GA	6,462	8,593	6,310	728	8,593	7,038	15,631	(2,523)	2000	11/13/2003
Broadway Plaza	NY	—	7,500	—	42,566	12,883	37,183	50,066	(2,011)	2014	6/8/2012
Broadway Outparcels	NY	—	2,000	—	16,002	2,914	15,088	18,002	(115)	n/a	10/1/2012
Brookside Plaza	CT	—	2,291	26,260	8,988	2,291	35,248	37,539	(10,118)	1985	1/12/2006
Buckhead Station	GA	—	27,138	45,277	2,908	27,138	48,185	75,323	(11,631)	1996	3/9/2007
Cambridge Star Market	MA	—	11,358	13,854	—	11,358	13,854	25,212	(4,176)	1953	10/7/2004
Cashmere Corners	FL	—	1,947	5,707	661	1,947	6,368	8,315	(2,117)	2001	8/15/2000
Centre Pointe Plaza	NC	—	2,081	4,411	1,398	2,081	5,809	7,890	(2,125)	1989	2/12/2003
Chapel Trail	FL	—	3,641	5,777	3,011	3,641	8,788	12,429	(3,090)	2007	5/10/2006
Charlotte Square	FL	—	4,155	4,414	1,220	4,155	5,634	9,789	(1,633)	1980	2/12/2003
Chastain Square	GA	—	10,689	5,937	1,187	10,689	7,124	17,813	(2,278)	1981	2/12/2003
Circle Center West	CA	—	10,800	10,340	965	10,800	11,305	22,105	(1,968)	1989	3/15/2011
Clocktower Plaza	NY	—	25,184	19,462	30	25,184	19,492	44,676	(2,325)	1985	9/28/2012
Compo Acres	CT	—	18,305	12,195	5,536	18,305	17,731	36,036	(1,740)	1960	3/1/2012
Concord Shopping Plaza	FL	27,750	28,244	41,238	5	28,244	41,243	69,487	(735)	1962	6/10/2015
Copps Hill	CT	15,919	14,146	24,626	148	14,146	24,774	38,920	(5,260)	2002	3/31/2010
Coral Reef Shopping Center	FL	—	16,464	4,376	1,780	17,517	5,103	22,620	(1,274)	1968	9/1/2006
Countryside Shops	FL	—	11,343	13,853	4,630	11,343	18,483	29,826	(5,575)	1986	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Crossroads Square	FL	$—	$3,592	$4,401	$7,677	$3,520	$12,150	$15,670	$(3,783)	1973	8/15/2000
Culver Center	CA	64,000	74,868	59,958	5,164	75,214	64,776	139,990	(7,168)	1950	11/16/2011
Danbury Green	CT	—	17,547	21,560	8,564	18,143	29,528	47,671	(5,685)	2006	10/27/2011
Darinor Plaza	CT	—	—	16,991	2,822	—	19,813	19,813	(2,653)	1978	8/28/2012
Elmwood Oaks	LA	—	4,088	8,221	858	4,088	9,079	13,167	(3,195)	1989	2/12/2003
Ft. Caroline	FL	—	701	2,800	2,488	700	5,289	5,989	(2,048)	1985	1/24/1994
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(1,274)	1991	3/19/2010
Glengary Shoppes	FL	15,217	7,488	13,969	389	7,488	14,358	21,846	(2,922)	1995	12/31/2008
Greenwood	FL	—	4,117	10,295	3,828	4,117	14,123	18,240	(4,554)	1982	2/12/2003
Hairston Center	GA	—	1,644	642	(1,938)	134	214	348	(165)	2000	8/25/2005
Hammocks Town Center	FL	—	16,856	11,392	1,790	16,856	13,182	30,038	(2,373)	1987	12/31/2008
Hampton Oaks	GA	—	835	—	329	1,171	(7)	1,164	(491)	2009	11/30/2006
Homestead	FL	—	1,170	—	329	1,170	329	1,499	(21)	n/a	11/8/2004
Jonathan’s Landing	FL	—	1,146	3,442	886	1,146	4,328	5,474	(1,678)	1997	8/15/2000
Kirkman Shoppes	FL	—	6,222	9,714	6,848	6,930	15,854	22,784	(3,567)	1973	8/15/2000
Lago Mar	FL	—	4,216	6,609	1,856	4,216	8,465	12,681	(2,751)	1995	2/12/2003
Lake Mary Centre	FL	—	7,092	13,878	15,924	7,092	29,802	36,894	(10,466)	1988	11/9/1995
Lantana Village	FL	—	1,350	7,978	962	1,350	8,940	10,290	(3,836)	1976	1/6/1998
Magnolia Shoppes	FL	13,010	7,176	10,886	3,484	7,176	14,370	21,546	(2,536)	1998	12/31/2008
Mandarin Landing	FL	—	4,443	4,747	11,663	4,443	16,410	20,853	(6,301)	1976	12/10/1999
Marketplace Shopping Center	CA	—	8,727	22,188	2,763	8,737	24,941	33,678	(3,494)	1990	1/4/2011
McAlpin Square	GA	—	3,536	6,963	362	3,536	7,325	10,861	(2,336)	1979	2/12/2003
Medford Shaw's Supermarket	MA	—	7,750	11,390	(5,614)	5,092	8,434	13,526	(2,977)	1995	10/7/2004
North Bay Village	FL	—	850	1,000	191	877	1,164	2,041	(527)	1970	4/30/1998
Old Kings Commons	FL	—	1,420	5,005	1,151	1,420	6,156	7,576	(1,954)	1988	2/12/2003
Pablo Plaza	FL	—	6,077	12,676	793	6,201	13,345	19,546	(3,408)	1973	8/31/2010
Pavilion	FL	—	10,827	11,299	11,589	10,827	22,888	33,715	(5,362)	1982	2/4/2004
Piedmont Peachtree Crossing	GA	—	34,338	17,992	1,161	34,338	19,153	53,491	(5,052)	1978	3/6/2006
Pine Island	FL	—	8,557	12,860	3,428	8,557	16,288	24,845	(6,584)	1999	8/26/1999
Pine Ridge Square	FL	—	6,528	9,850	7,211	6,649	16,940	23,589	(4,977)	1986	2/12/2003
Plaza Acadienne (3)	LA	—	2,108	168	(997)	921	358	1,279	(137)	1980	2/12/2003
Plaza Escuela	CA	—	10,041	63,038	3,765	10,041	66,803	76,844	(7,198)	2002	1/4/2011
Pleasanton Plaza	CA	—	19,390	20,197	329	19,390	20,526	39,916	(1,896)	1981	10/25/2013
Plymouth Shaw's Supermarket	MA	—	4,917	12,198	1	4,917	12,199	17,116	(3,670)	1993	10/7/2004
Point Royale	FL	—	3,720	5,005	5,783	4,926	9,582	14,508	(3,728)	1970	7/27/1995
Post Road Plaza	CT	—	9,807	2,707	914	9,807	3,621	13,428	(511)	1978	3/1/2012
Potrero	CA	—	48,594	74,701	1,064	48,594	75,765	124,359	(8,379)	1968	3/1/2012
Prosperity Centre	FL	—	6,015	13,838	1,459	6,015	15,297	21,312	(6,273)	1993	8/15/2000
Quincy Star Market	MA	—	6,121	18,445	120	6,121	18,565	24,686	(5,578)	1965	10/7/2004
Ralph’s Circle Center	CA	—	9,833	5,856	1,216	9,833	7,072	16,905	(1,404)	1983	7/14/2011
Ridge Plaza	FL	—	3,905	7,450	3,240	3,898	10,697	14,595	(4,086)	1984	8/15/2000
River Green Land	GA	—	2,587	—	(1,087)	1,500	—	1,500	—	n/a	9/27/2005
Riverview Shopping Center	NC	—	2,202	4,745	2,217	2,202	6,962	9,164	(2,155)	1973	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Ryanwood	FL	$—	$2,281	$6,880	$1,278	$2,613	$7,826	$10,439	$(2,699)	1987	8/15/2000
Salerno Village	FL	—	166	—	125	166	125	291	(33)	1900	1/1/1900
Sawgrass Promenade	FL	—	3,280	9,351	2,884	3,280	12,235	15,515	(5,569)	1982	8/15/2000
Serramonte Shopping Center	CA	—	81,049	119,765	35,842	82,829	153,827	236,656	(25,636)	1968	1/4/2011
Sheridan Plaza	FL	58,330	38,888	36,241	7,003	38,888	43,244	82,132	(14,629)	1973	7/14/2003
Sherwood South (3)	LA	—	746	2,412	1,037	746	3,449	4,195	(1,364)	1972	2/12/2003
Shoppes of Oakbrook (2)	FL	—	7,706	16,079	4,961	7,706	21,040	28,746	(7,646)	1974	8/15/2000
Shoppes of Silverlakes	FL	—	10,306	10,131	3,108	10,306	13,239	23,545	(4,220)	1995	2/12/2003
Shoppes of Sunset	FL	—	3,318	1,537	29	3,318	1,566	4,884	(55)	1979	6/10/2015
Shoppes of Sunset II	FL	—	3,117	790	(8)	3,117	782	3,899	(53)	1980	6/10/2015
Shops at Skylake	FL	—	15,226	7,206	26,508	15,226	33,714	48,940	(11,075)	1999	8/19/1997
Shops at St. Lucie	FL	—	790	3,082	1,591	790	4,673	5,463	(1,039)	2006	8/15/2000
Siegen Village	LA	—	4,329	9,691	12	4,329	9,703	14,032	(3,152)	1988	2/12/2003
South Beach	FL	—	9,545	19,228	10,571	9,663	29,681	39,344	(8,933)	1990	2/12/2003
South Point Center	FL	—	7,142	7,098	101	7,142	7,199	14,341	(1,715)	2003	12/8/2006
Southbury Green	CT	—	18,483	31,857	5,907	18,744	37,503	56,247	(5,478)	1997	10/27/2011
St. Lucie Land	FL	—	7,728	—	(5,378)	2,350	—	2,350	—	n/a	11/27/2006
Summerlin Square	FL	—	2,187	7,989	(9,101)	366	709	1,075	(311)	1986	6/10/1998
Sunlake	FL	—	9,861	—	23,528	15,791	17,598	33,389	(3,646)	2010	2/1/2005
Swampscott Whole Foods	MA	—	5,139	6,539	—	5,139	6,539	11,678	(1,962)	1967	10/7/2004
Talega Village Center	CA	10,793	14,273	9,266	504	14,273	9,770	24,043	(826)	2007	1/23/2014
Tamarac Town Square	FL	—	4,742	5,610	1,756	4,643	7,465	12,108	(2,559)	1987	2/12/2003
TD Bank Skylake	FL	—	2,041	—	453	2,064	430	2,494	(48)	n/a	12/17/2009
The Gallery at Westbury	NY	—	27,481	3,537	88,200	40,165	79,053	119,218	(12,121)	2012	11/16/2009
The Harvard Collection	MA	—	80,120	6,610	54	80,120	6,664	86,784	(51)	1906	10/19/2015
The Village Center	CT	14,825	18,284	36,021	823	19,419	35,709	55,128	(2,160)	1973	10/23/2013
Thomasville Commons	NC	—	1,212	4,567	1,962	1,212	6,529	7,741	(2,118)	1991	2/12/2003
Town & Country	FL	—	2,503	4,397	480	2,354	5,026	7,380	(1,782)	1993	2/12/2003
Treasure Coast (2)	FL	—	1,359	9,728	2,107	1,359	11,835	13,194	(3,609)	1983	2/12/2003
Unigold Shopping Center	FL	—	4,304	6,413	2,308	4,304	8,721	13,025	(2,874)	1987	2/12/2003
Union City Commons Land	GA	—	8,084	—	(5,684)	2,400	—	2,400	—	n/a	6/22/2006
Von's Circle Center	CA	9,366	18,219	18,909	3,219	18,274	22,073	40,347	(3,766)	1972	3/16/2011
Waterstone	FL	—	1,422	7,508	671	1,422	8,179	9,601	(2,151)	2005	4/10/1992
Wesley Chapel	GA	—	6,389	4,311	(1,943)	3,514	5,243	8,757	(2,912)	1989	2/12/2003
West Bird	FL	—	5,280	12,539	770	5,280	13,309	18,589	(2,739)	1977	8/31/2010
West Lake Shopping Center	FL	—	2,141	5,789	802	2,141	6,591	8,732	(3,243)	1984	11/6/1996
West Roxbury Shaw's Plaza	MA	—	14,457	13,588	2,000	14,496	15,549	30,045	(4,722)	1973	10/7/2004
Westbury Plaza	NY	—	37,853	58,273	11,058	40,843	66,341	107,184	(12,650)	1993	10/29/2009
Westport Office	CT	—	995	1,214	6	1,039	1,176	2,215	(48)	1984	11/18/2014
Westport Outparcels	FL	—	1,347	1,010	84	1,347	1,094	2,441	(239)	1990	9/14/2006
Westport Plaza	FL	3,340	4,180	3,446	433	4,180	3,879	8,059	(1,196)	2002	12/17/2004
Westwood - Manor Care	MD	—	6,397	6,747	—	6,397	6,747	13,144	(542)	1976	9/5/2013
Westwood Center II	MD	—	11,205	3,655	39	11,205	3,694	14,899	(398)	1982	1/16/2014
Westwood Shopping Center	MD	—	61,183	8,175	2,102	61,183	10,277	71,460	(1,039)	1959	1/16/2014

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Westwood Towers	MD	$—	$14,112	$17,088	$94	$14,112	$17,182	$31,294		$(2,300)	1968	6/5/2013
Williamsburg at Dunwoody	GA	—	4,697	3,615	1,451	4,697	5,066	9,763		(1,610)	1983	2/12/2003
Willows Shopping Center	CA	—	20,999	38,007	13,665	21,468	51,203	72,671		(7,872)	1977	1/4/2011
Young Circle	FL	—	13,409	8,895	693	13,409	9,588	22,997		(2,577)	1962	5/19/2005
Corporate	FL	—	—	241	(894)	—	(653)	(653)		461	various	various
		$282,029	$1,406,771	$1,605,634	$495,023	$1,418,157	$2,089,271	$3,507,428	(4)(5)	$(438,992)
 ______________________________________________
(1) Includes asset impairments recognized.
(2) Aventura Square encumbrance is cross collateralized with Oakbrook Square and Treasure Coast Plaza.
(3) Property was sold in February 2016.
(4) The aggregate cost for federal income tax purposes was $2.3 billion.
(5) Below is the reconciliation of "Real Estate and Accumulated Depreciation."

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Investment in real estate:
Balance at beginning of the year	$3,289,953	$3,270,999	$3,314,540
Additions during the year:
Improvements	83,212	104,561	58,603
Acquisitions	180,350	115,567	164,719
Deductions during the year:
Cost of real estate sold/written off	(46,087)	(201,174)	(266,863)
Balance at close of the year	$3,507,428	$3,289,953	$3,270,999

Accumulated depreciation:
Balance at beginning of the year	$(381,533)	$(354,166)	$(297,736)
Depreciation expense	(75,235)	(79,279)	(70,354)
Cost of real estate sold/written off	17,776	51,912	13,924
Balance at close of the year	$(438,992)	$(381,533)	$(354,166)

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of the year	$60,711	$140,708
Additions during the year:
New loans, including capitalized costs	—	24,820	(1)
Accrued interest	—	228	(1)
	—	25,048
Deductions during the year:
Collections of principal	(60,526)	(104,264)	(1)
Collections of interest	(185)	(516)	(1)
Amortization of capitalized costs	—	(265)
	(60,711)	(105,045)
Balance at end of the year	$—	$60,711
______________________________________________
(1) Includes amounts related to loans provided in connection with dispositions.

INDEX TO EXHIBITS

Exhibits	Description

3.1	Composite Charter of the Company

10.1	Amendment to Chairman Compensation Agreement dated as of February 17, 2016 by and between the Company and Chaim Katzman

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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