Form 10-Q
period 2016-03-31
EQUITY ONE, INC.
filed 2016-05-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 6, 2016, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 142,089,556.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2016 and December 31, 2015 (Unaudited) (In thousands, except share par value amounts)

	March 31, 2016	December 31, 2015
ASSETS
Properties:
Income producing	$3,398,149	$3,337,531
Less: accumulated depreciation	(453,830)	(438,992)
Income producing properties, net	2,944,319	2,898,539
Construction in progress and land	111,358	167,478
Property held for sale	—	2,419
Properties, net	3,055,677	3,068,436
Cash and cash equivalents	28,693	21,353
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	10,981	11,808
Investments in and advances to unconsolidated joint ventures	64,174	64,600
Goodwill	5,838	5,838
Other assets	205,848	203,618
TOTAL ASSETS	$3,371,461	$3,375,903

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$352,350	$282,029
Unsecured senior notes payable	416,998	518,401
Term loans	475,000	475,000
Unsecured revolving credit facility	118,000	96,000
	1,362,348	1,371,430
Unamortized deferred financing costs and premium/discount on notes payable, net	(6,262)	(4,708)
Total notes payable	1,356,086	1,366,722
Other liabilities:
Accounts payable and accrued expenses	43,348	46,602
Tenant security deposits	9,449	9,449
Deferred tax liability	13,593	13,276
Other liabilities	166,605	169,703
Total liabilities	1,589,081	1,605,752
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 141,544 and 129,106 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,415	1,291
Additional paid-in capital	2,207,807	1,972,369
Distributions in excess of earnings	(417,799)	(407,676)
Accumulated other comprehensive loss	(9,043)	(1,978)
Total stockholders’ equity of Equity One, Inc.	1,782,380	1,564,006
Noncontrolling interests	—	206,145
Total equity	1,782,380	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,371,461	$3,375,903

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three months ended March 31, 2016 and 2015 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Minimum rent	$70,797	$65,791
Expense recoveries	20,823	19,979
Percentage rent	2,554	2,154
Management and leasing services	303	555
Total revenue	94,477	88,479
COSTS AND EXPENSES:
Property operating	13,611	12,572
Real estate taxes	10,759	10,607
Depreciation and amortization	26,157	21,016
General and administrative	8,711	8,740
Total costs and expenses	59,238	52,935
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	35,239	35,544
OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures	773	882
Other income	641	41
Interest expense	(12,848)	(14,809)
Gain (loss) on sale of operating properties	2,732	(17)
(Loss) gain on extinguishment of debt	(5,031)	138
Impairment losses	—	(11,307)
INCOME BEFORE INCOME TAXES	21,506	10,472
Income tax (provision) benefit of taxable REIT subsidiaries	(440)	36
NET INCOME	21,066	10,508
Net income attributable to noncontrolling interests	—	(2,502)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$21,066	$8,006

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	139,487	124,740
Diluted	141,253	124,989

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$21,066	$10,508
OTHER COMPREHENSIVE LOSS:
Net amortization of interest rate contracts included in net income	47	16
Net unrealized loss on interest rate swaps (1)	(7,805)	(3,584)
Net loss on interest rate swaps reclassified from accumulated other comprehensive loss into interest expense	693	847
Other comprehensive loss	(7,065)	(2,721)
COMPREHENSIVE INCOME	14,001	7,787
Comprehensive income attributable to noncontrolling interests	—	(2,502)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,001	$5,285
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized losses of $292 and $195 for the three months ended March 31, 2016 and 2015, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the three months ended March 31, 2016
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	129,106	$1,291	$1,972,369	$(407,676)	$(1,978)	$1,564,006	$206,145	$1,770,151
Issuance of common stock	1,089	11	28,035	—	—	28,046	—	28,046
Repurchase of common stock	(9)	(1)	(255)	—	—	(256)	—	(256)
Stock issuance costs	—	—	(599)	—	—	(599)	—	(599)
Share-based compensation expense	—	—	1,565	—	—	1,565	—	1,565
Restricted stock reclassified from liability to equity	—	—	661	—	—	661	—	661
Net income	—	—	—	21,066	—	21,066	—	21,066
Dividends declared on common stock	—	—	—	(31,189)	—	(31,189)	—	(31,189)
Redemption of noncontrolling interests	11,358	114	206,031	—	—	206,145	(206,145)	—
Other comprehensive loss	—	—	—	—	(7,065)	(7,065)	—	(7,065)
BALANCE AT MARCH 31, 2016	141,544	$1,415	$2,207,807	$(417,799)	$(9,043)	$1,782,380	$—	$1,782,380

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$21,066	$10,508
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(1,458)	(1,131)
Accretion of below-market lease intangibles, net	(2,935)	(2,827)
Amortization of below-market ground lease intangibles	150	149
Equity in income of unconsolidated joint ventures	(773)	(882)
Income tax provision (benefit) of taxable REIT subsidiaries	440	(36)
Increase in allowance for losses on accounts receivable	841	670
Amortization of deferred financing costs and premium/discount on notes payable, net	493	150
Depreciation and amortization	27,068	21,510
Share-based compensation expense	1,491	1,269
Amortization of derivatives, net	47	16
(Gain) loss on sale of operating properties	(2,732)	17
Loss (gain) on extinguishment of debt	5,031	(138)
Operating distributions from joint ventures	818	897
Impairment losses	—	11,307
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(24)	1,723
Other assets	(6,910)	(9,132)
Accounts payable and accrued expenses	(1,981)	(38)
Tenant security deposits	—	(313)
Other liabilities	529	273
Net cash provided by operating activities	41,161	33,992

INVESTING ACTIVITIES:
Additions to income producing properties	(5,060)	(4,698)
Acquisition of land	—	(750)
Additions to construction in progress	(18,410)	(20,229)
Deposits for the acquisition of income producing properties	(500)	—
Proceeds from sale of operating properties	9,388	4,520
Increase in deferred leasing costs and lease intangibles	(1,440)	(1,789)
Investment in joint ventures	(187)	(214)
Repayments of advances to joint ventures	—	35
Distributions from joint ventures	381	935
Collection of development costs tax credit	—	1,542
Net cash used in investing activities	(15,828)	(20,648)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2016 and 2015 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(17,679)	$(21,323)
Borrowing under mortgage note payable	88,000	—
Refund of deposit for mortgage note payable	1,898	—
Net borrowings (repayments) under revolving credit facility	22,000	(37,000)
Repayment of senior notes payable	(106,454)	—
Payment of deferred financing costs	(1,760)	(10)
Proceeds from issuance of common stock	28,046	124,275
Repurchase of common stock	(256)	(187)
Stock issuance costs	(599)	(412)
Dividends paid to stockholders	(31,189)	(27,491)
Distributions to noncontrolling interests	—	(2,498)
Net cash (used in) provided by financing activities	(17,993)	35,354

Net increase in cash and cash equivalents	7,340	48,698
Cash and cash equivalents at beginning of the period	21,353	27,469
Cash and cash equivalents at end of the period	$28,693	$76,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $738 and $1,272 in 2016 and 2015, respectively)	$13,966	$15,535

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016
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
As of March 31, 2016, our portfolio comprised 123 properties, including 98 retail properties and five non-retail properties totaling approximately 12.2 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 3.0 million square feet of GLA, and six land parcels. As of March 31, 2016, our retail occupancy excluding developments and redevelopments was 96.2% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Equity One, Inc. and its subsidiaries are hereinafter referred to as the "Company," "we," "our," "us" or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements included in our 2015 Annual Report on Form 10-K but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016.
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

Standards that are not yet adopted
ASU 2016-09, Compensation - Stock Compensation (Topic 718)
The standard simplifies several aspects of the existing guidance for accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption of this standard is permitted. Depending on the specific amendment, the standard requires prospective, retrospective or a modified retrospective transition approach.
		January 2017	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The standard amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The transition requirements for the standard are the same as the transition requirements for ASU 2014-09, Revenue from Contracts with Customers.
		January 2018	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
ASU 2016-06, Derivatives and Hedging (Topic 815)
The standard amends the existing guidance and eliminates diversity in practice in assessing embedded contingent call (put) options in debt instruments. The standard clarifies that an entity performing this assessment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence within the guidance. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for existing debt instruments as of the beginning of the fiscal year for which the amendments are effective.
		January 2017	We do not expect the adoption and implementation of this standard to have a material impact on our results of operations, financial condition or cash flows.
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
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities
The standard amends the guidance to classify equity securities with readily-determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Equity investments accounted for under the equity method are not included in the scope of this amendment. Early adoption of this amendment is not permitted.
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
		January 2016	The adoption and implementation of this standard did not have an impact on our results of operations, financial condition or cash flows.
3.    Dispositions
The following table provides a summary of disposition activity during the three months ended March 31, 2016:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
February 18, 2016	Sherwood South	Baton Rouge	LA	77,489	$3,000
February 18, 2016	Plaza Acadienne	Eunice	LA	59,419	1,775
February 11, 2016	Beauclerc Village	Jacksonville	FL	68,966	5,525
Total					$10,300

As of March 31, 2016, we had two properties with a carrying value of $6.3 million under contract for sale for an estimated gross sales price of $7.5 million. The contract was subject to various contingencies, and the properties did not meet the criteria to be classified as held for sale as of March 31, 2016.

As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain properties that no longer meet our investment objectives. Although our pace of disposition activity has slowed, we will selectively explore future opportunities to sell additional properties which are located outside of our target markets or which have relatively limited prospects for revenue growth. While we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.

4.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	March 31, 2016	December 31, 2015
Investments in unconsolidated joint ventures:				(In thousands)
G&I Investment South Florida Portfolio, LLC	1	FL	20.0%	$3,722	$3,719
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,213	19,263
Equity One JV Portfolio, LLC (2)	6	FL, MA, NJ	30.0%	38,871	39,501
Other Equity Investment (3)			45.0%	516	329
Total				63,668	64,158
Advances to unconsolidated joint ventures				506	442
Investments in and advances to unconsolidated joint ventures				$64,174	$64,600
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of March 31, 2016 and December 31, 2015 is presented net of a deferred gain of approximately $376,000 associated with the disposition of assets by us to the joint venture.
(3) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of March 31, 2016 and December 31, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $773,000 and $882,000 for the three months ended March 31, 2016 and 2015, respectively. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled $303,000 and $555,000 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016 and December 31, 2015, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $145.7 million and $146.2 million, respectively, of which our aggregate proportionate share was $43.7 million and $43.9 million, respectively.
5.    Variable Interest Entities

In conjunction with the acquisitions of Bird 107, The Harvard Collection and 91 Danbury Road, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediaries are the legal owners of the entities that own these properties. The agreements that govern the operations of these entities provide us with the power to direct the activities that most significantly impact each entity's economic performance. These entities were deemed VIEs primarily because they may not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiaries of the VIEs as a result of having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. Accordingly, we consolidated the properties and their operations as of the respective acquisition dates.
The majority of the operations of the VIEs were funded with cash flows generated from the properties. We did not provide financial support to the VIEs which we were not previously contractually required to provide, and our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may have experienced.

In February 2016, we took legal ownership of Bird 107 from one of the qualified intermediaries, and in April 2016, we also took legal ownership of The Harvard Collection and 91 Danbury Road.
6.    Other Assets
The following is a summary of the composition of the other assets included in the condensed consolidated balance sheets:

	March 31, 2016	December 31, 2015
	(In thousands)
Lease intangible assets, net	$97,741	$101,010
Leasing commissions, net	42,015	41,211
Prepaid expenses and other receivables	19,043	13,074
Straight-line rent receivables, net	30,297	28,910
Deposits and mortgage escrows	6,674	7,980
Deferred financing costs, net	3,151	3,419
Furniture, fixtures and equipment, net	3,034	3,255
Fair value of interest rate swaps	—	835
Deferred tax asset	3,893	3,924
Total other assets	$205,848	$203,618
7.    Borrowings
Mortgage Notes Payable
As of March 31, 2016, the weighted average interest rate of our mortgage notes payable was 5.13%.
In March 2016, we prepaid, without penalty, a mortgage loan which had a principal balance of $16.0 million and bore interest at a rate of 6.33% per annum.
In January 2016, we entered into a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum.
Unsecured Senior Notes
As of March 31, 2016, the weighted average interest rate of our unsecured senior notes was 4.38%.
In February 2016, we redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $5.0 million. In connection with the redemption, we recognized a loss on the early extinguishment of debt of $5.2 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.

Unsecured Revolving Credit Facility
Our revolving credit facility is with a syndicate of banks, provides $600.0 million of unsecured revolving credit, and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of March 31, 2016, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum, and the facility fee was 0.20% per annum. As of March 31, 2016, we had drawn $118.0 million against the facility, which bore interest at a weighted average rate of 1.48% per annum. As of December 31, 2015, we had drawn $96.0 million against the facility, which bore interest at a weighted average rate of 1.47% per annum. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. As of March 31, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, less outstanding borrowings of $118.0 million and letters of credit with an aggregate face amount of $2.1 million.
Term Loans and Interest Rate Swaps
We have an unsecured delayed draw term loan facility pursuant to which we may borrow up to the principal amount of $300.0 million in aggregate in one or more borrowings at any time prior to December 2, 2016 and which has a maturity date of December 2, 2020. As of March 31, 2016 and December 31, 2015, we had drawn $225.0 million against the facility.
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of March 31, 2016 and December 31, 2015, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of March 31, 2016, the fair value of our interest rate swaps was a liability of $4.9 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.3 million as an increase to interest expense.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016 and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026 (see Note 18 for further discussion), resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap is included in accumulated other comprehensive loss and will amortize through interest expense over the life of the unsecured senior notes that will be issued in May 2016. Within the next 12 months, we expect to reclassify $275,000 as an increase to interest expense.
8.    Other Liabilities
The following is a summary of the composition of other liabilities included in the condensed consolidated balance sheets:

	March 31, 2016	December 31, 2015
	(In thousands)
Lease intangible liabilities, net	$155,988	$159,665
Prepaid rent	9,874	9,361
Other	743	677
Total other liabilities	$166,605	$169,703

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
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays no income taxes in the Netherlands. As of March 31, 2016, DIM had a federal net operating loss carryforward of approximately $2.2 million which begins to expire in 2027 and no state net operating loss carryforward. As of March 31, 2016, IRT had federal and state net operating loss carryforwards of approximately $1.7 million and $1.2 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2011.
10.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	March 31, 2016	December 31, 2015
	(In thousands)
C&C (US) No. 1, Inc. ("CapCo")	$—	$206,145
Total noncontrolling interests included in total equity	$—	$206,145
In January 2016, Liberty International Holdings Limited ("LIH") exercised its redemption right with respect to all of its outstanding Class A Shares in the joint venture which owns CapCo, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. The redemption was accounted for as a non-cash equity transaction and resulted in the reclassification of the balance of LIH’s noncontrolling interests to equity of our common stockholders. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. As a result, we now own 100% of CapCo, LIH holds no remaining interests in us or our subsidiaries, and David Fischel resigned from our Board of Directors in connection with the termination of LIH’s Board nomination right.
11.    Stockholders' Equity and Earnings Per Share
Stockholders' Equity
In November 2015, we entered into distribution agreements with various financial institutions as part of our implementation of a continuous equity offering program (the "ATM Program") under which we may sell up to 8.5 million shares, par value of $0.01 per share, of our common stock from time to time in “at-the-market” offerings or certain other transactions. Concurrently, we entered into a common stock purchase agreement with MGN America, LLC ("MGN"), an affiliate of Gazit-Globe, Ltd., our largest stockholder, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. Pursuant to this agreement, MGN has the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements during each calendar quarter, up to an aggregate maximum of approximately 1.3 million shares under the agreement.
For the three months ended March 31, 2016, we issued 985,521 shares of our common stock under the ATM Program at a weighted average price of $27.81 per share for cash proceeds of approximately $27.4 million before expenses. The commissions paid to distribution agents during the three months ended March 31, 2016 were approximately $343,000. MGN did not purchase any of the shares issued under the ATM Program during the three months ended March 31, 2016. As of March 31, 2016, we had the capacity to issue up to approximately 7.5 million shares of our common stock under the ATM Program.

Earnings Per Share
The following summarizes the calculation of basic and diluted earnings per share ("EPS") and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Net income	$21,066	$10,508
Net income attributable to noncontrolling interests	—	(2,502)
Net income attributable to Equity One, Inc.	21,066	8,006
Allocation of income to participating securities	(103)	(114)
Net income available to common stockholders	$20,963	$7,892

Weighted average shares outstanding — Basic	139,487	124,740
Convertible units held by LIH using the if-converted method	1,498	—
Stock options using the treasury method	126	162
Non-participating restricted stock using the treasury method	17	3
Executive incentive plan shares using the treasury method	125	84
Weighted average shares outstanding — Diluted	141,253	124,989

Earnings per share available to common stockholders:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three months ended March 31, 2016 and 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the respective periods.
The computation of diluted EPS for the three months ended March 31, 2015 did not include the 11.4 million joint venture units held by LIH as of such date, which were redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion would have been anti-dilutive. In January 2016, LIH exercised its redemption right for all of their convertible units. See Note 10 for further discussion.
12.    Share-Based Payments
The following table presents information regarding stock option activity during the three months ended March 31, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2016	651	$20.72
Exercised	(50)	$11.59
Outstanding at March 31, 2016	601	$21.48	4.7	$4,320
Exercisable at March 31, 2016	451	$21.02	3.5	$3,452
The total cash received from options exercised during the three months ended March 31, 2016 was $580,000. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $811,000.

The following table presents information regarding restricted stock activity during the three months ended March 31, 2016:

	Unvested Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2016	410	$23.72
Granted	112	$27.54
Vested	(51)	$24.46
Forfeited	(7)	$24.89
Unvested at March 31, 2016	464	$24.54
During the three months ended March 31, 2016, we granted approximately 112,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. During the three months ended March 31, 2016, the total grant-date value of the approximately 51,000 shares of restricted stock that vested was approximately $1.2 million.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Restricted stock expense	$1,477	$1,225
Stock option expense	78	103
Employee stock purchase plan discount	10	7
Total equity-based expense	1,565	1,335
Restricted stock classified as a liability	73	61
Total expense	1,638	1,396
Less amount capitalized	(147)	(127)
Net share-based compensation expense	$1,491	$1,269
As of March 31, 2016, we had $11.3 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options, restricted shares and long-term incentive plan awards) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 2.2 years.
13.    Commitments and Contingencies
As of March 31, 2016, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations.
As of March 31, 2016, we have invested an aggregate of approximately $97.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $149.9 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $17.1 million over the next two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, sales of equity under our ATM Program, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of March 31, 2016 will have a material adverse effect on our financial condition, results of operations or cash flows.

14.    Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations, and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
15.    Fair Value Measurements
Recurring Fair Value Measurements
As of March 31, 2016 and December 31, 2015, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. Additionally, as of December 31, 2015, we had a forward starting interest rate swap with a notional amount of $50.0 million which was terminated and settled in February 2016. See Note 7 for further discussion.
As of March 31, 2016, the fair value of our interest rate swaps was a liability of $4.9 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000,which is included in other assets in our condensed consolidated balance sheet. The net unrealized loss on our interest rate derivatives was $6.8 million for the three months ended March 31, 2016, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following are assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2016	(In thousands)
Interest rate derivatives:
Classified as a liability in accounts payable and accrued expenses	$4,935	$—	$4,935	$—

December 31, 2015
Interest rate derivatives:
Classified as an asset in other assets	$835	$—	$835	$—
Classified as a liability in accounts payable and accrued expenses	$1,991	$—	$1,991	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2016, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of March 31, 2016, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.
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
The following are the key inputs used in determining the fair value of the operating property measured using Level 3 inputs:

December 31, 2015
Overall capitalization rate	10.0%
Discount rate	12.5%
Terminal capitalization rate	10.5%

16.    Fair Value of Financial Instruments
All financial instruments are reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximates their fair values, except for the following:

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgage notes payable	$351,777	$363,488	$283,459	$296,067
Unsecured senior notes payable	$414,254	$428,089	$515,372	$528,041
Term loans	$472,055	$470,898	$471,891	$475,393
______________________________________________
(1) The carrying amount consists of principal, net of unamortized deferred financing costs and premium/discount.

The above fair values approximate the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the liability.

We develop our judgments based on the best information available at the measurement date, including expected cash flows, risk-adjusted discount rates, and available observable and unobservable inputs. As considerable judgment is often necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.
The fair market value calculations of our debt as of March 31, 2016 and December 31, 2015 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgage notes, unsecured senior notes and term loans are consistent with current market trends.

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Mortgage Notes Payable

The fair value of our mortgage notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to us for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying condensed consolidated financial statements at fair value at the time the property is acquired. The fair value of the mortgage notes payable was determined using Level 2 inputs of the fair value hierarchy.

Unsecured Senior Notes Payable

The fair value of our unsecured senior notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the unsecured senior notes payable was determined using Level 2 inputs of the fair value hierarchy.

Term Loans

The fair value of our term loans is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar notes and remaining terms. The fair value of the term loans was determined using Level 2 inputs of the fair value hierarchy.

Interest Rate Swap Agreements
We measure our interest rate swaps at fair value on a recurring basis. See Notes 7 and 15 for further discussion.
17.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes, term loans and revolving credit facility. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of March 31, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$136,191	$1,457,964	$1,461,599	$(77)	$3,055,677
Investment in affiliates	3,008,202	—	—	(3,008,202)	—
Other assets	26,232	90,550	578,585	(379,583)	315,784
TOTAL ASSETS	$3,170,625	$1,548,514	$2,040,184	$(3,387,862)	$3,371,461
LIABILITIES
Total notes payable	$1,377,309	$26,096	$325,681	$(373,000)	$1,356,086
Other liabilities	10,936	58,382	170,337	(6,660)	232,995
TOTAL LIABILITIES	1,388,245	84,478	496,018	(379,660)	1,589,081
EQUITY	1,782,380	1,464,036	1,544,166	(3,008,202)	1,782,380
TOTAL LIABILITIES AND EQUITY	$3,170,625	$1,548,514	$2,040,184	$(3,387,862)	$3,371,461

Condensed Consolidating Balance Sheet As of December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$137,695	$1,468,945	$1,461,879	$(83)	$3,068,436
Investment in affiliates	2,899,538	—	—	(2,899,538)	—
Other assets	229,368	86,284	808,694	(816,879)	307,467
TOTAL ASSETS	$3,266,601	$1,555,229	$2,270,573	$(3,716,500)	$3,375,903
LIABILITIES
Total notes payable	$1,683,263	$26,638	$417,421	$(760,600)	$1,366,722
Other liabilities	19,332	62,071	213,989	(56,362)	239,030
TOTAL LIABILITIES	1,702,595	88,709	631,410	(816,962)	1,605,752
EQUITY	1,564,006	1,466,520	1,639,163	(2,899,538)	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,266,601	$1,555,229	$2,270,573	$(3,716,500)	$3,375,903

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,371	$46,893	$41,213	$—	$94,477
Equity in subsidiaries' earnings	43,777	—	—	(43,777)	—
Total costs and expenses	11,031	26,748	21,720	(261)	59,238
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	39,117	20,145	19,493	(43,516)	35,239
Other income and (expense)	(18,302)	2,641	2,178	(250)	(13,733)
INCOME BEFORE INCOME TAXES	20,815	22,786	21,671	(43,766)	21,506
Income tax provision of taxable REIT subsidiaries	—	(30)	(410)	—	(440)
NET INCOME	20,815	22,756	21,261	(43,766)	21,066
Other comprehensive loss	(6,814)	—	(251)	—	(7,065)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,001	$22,756	$21,010	$(43,766)	$14,001

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,685	$44,484	$38,310	$—	$88,479
Equity in subsidiaries' earnings	49,160	—	—	(49,160)	—
Total costs and expenses	10,271	21,834	21,107	(277)	52,935
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	44,574	22,650	17,203	(48,883)	35,544
Other income and (expense)	(36,718)	(512)	12,408	(250)	(25,072)
INCOME BEFORE INCOME TAXES	7,856	22,138	29,611	(49,133)	10,472
Income tax benefit (provision) of taxable REIT subsidiaries	—	234	(198)	—	36
NET INCOME	7,856	22,372	29,413	(49,133)	10,508
Other comprehensive loss	(2,571)	—	(150)	—	(2,721)
COMPREHENSIVE INCOME	5,285	22,372	29,263	(49,133)	7,787
Comprehensive income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,285	$22,372	$26,761	$(49,133)	$5,285

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$8,538	$5,943	$26,680	$41,161
INVESTING ACTIVITIES:
Additions to income producing properties	(333)	(1,911)	(2,816)	(5,060)
Additions to construction in progress	(95)	(11,226)	(7,089)	(18,410)
Deposits for the acquisition of income producing properties	(500)	—	—	(500)
Proceeds from sale of operating properties	102	9,286	—	9,388
Increase in deferred leasing costs and lease intangibles	(139)	(920)	(381)	(1,440)
Investment in joint ventures	(187)	—	—	(187)
Distributions from joint ventures	—	—	381	381
Repayments from subsidiaries, net	88,444	(622)	(87,822)	—
Net cash provided by (used in) investing activities	87,292	(5,393)	(97,727)	(15,828)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(550)	(17,129)	(17,679)
Borrowing under mortgage note payable	—	—	88,000	88,000
Refund of deposit for mortgage note payable	—	—	1,898	1,898
Net borrowings under revolving credit facility	22,000	—	—	22,000
Repayment of senior notes payable	(106,454)	—	—	(106,454)
Payment of deferred financing costs	(38)	—	(1,722)	(1,760)
Proceeds from issuance of common stock	28,046	—	—	28,046
Repurchase of common stock	(256)	—	—	(256)
Stock issuance costs	(599)	—	—	(599)
Dividends paid to stockholders	(31,189)	—	—	(31,189)
Net cash (used in) provided by financing activities	(88,490)	(550)	71,047	(17,993)
Net increase in cash and cash equivalents	7,340	—	—	7,340
Cash and cash equivalents at beginning of the period	21,353	—	—	21,353
Cash and cash equivalents at end of the period	$28,693	$—	$—	$28,693

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(38,450)	$28,222	$44,220	$33,992
INVESTING ACTIVITIES:
Additions to income producing properties	(864)	(2,552)	(1,282)	(4,698)
Acquisition of land	—	(750)	—	(750)
Additions to construction in progress	(2,857)	(11,968)	(5,404)	(20,229)
Proceeds from sale of operating properties	—	4,520	—	4,520
Increase in deferred leasing costs and lease intangibles	(214)	(845)	(730)	(1,789)
Investment in joint ventures	(214)	—	—	(214)
Repayments of advances to joint ventures	—	—	35	35
Distributions from joint ventures	—	—	935	935
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	32,122	(17,653)	(14,469)	—
Net cash provided by (used in) investing activities	27,973	(27,706)	(20,915)	(20,648)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(516)	(20,807)	(21,323)
Net repayments under revolving credit facility	(37,000)	—	—	(37,000)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,275	—	—	124,275
Repurchase of common stock	(187)	—	—	(187)
Stock issuance costs	(412)	—	—	(412)
Dividends paid to stockholders	(27,491)	—	—	(27,491)
Distributions to noncontrolling interests	—	—	(2,498)	(2,498)
Net cash provided by (used in) financing activities	59,175	(516)	(23,305)	35,354
Net increase in cash and cash equivalents	48,698	—	—	48,698
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$76,167	$—	$—	$76,167
18. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2016 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.
In April 2016, we prepaid, without penalty, a mortgage loan which had a principal balance of $15.1 million and bore interest at a rate of 5.75% per annum.
In April 2016, we entered into a note purchase agreement for the issuance of $200.0 million of two series of senior unsecured notes. On or prior to May 11, 2016, we expect to issue 3.81% series A senior unsecured notes due 2026 in an aggregate principal amount of $100.0 million, and on or prior to August 11, 2016, we expect to issue 3.91% series B senior unsecured notes due 2026 in an aggregate principal amount of $100.0 million. Our obligations under the notes will be guaranteed by certain of our subsidiaries. We may prepay the notes, in whole or in part, at any time at a price equal to the outstanding principal amount of such notes plus a make-whole premium.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
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
As of March 31, 2016, our portfolio comprised 123 properties, including 98 retail properties and five non-retail properties totaling approximately 12.2 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 3.0 million square feet of GLA, and six land parcels. As of March 31, 2016, our retail occupancy excluding developments and redevelopments was 96.2% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
We witnessed increasing interest from prospective small shop tenants during 2015 and the first quarter of 2016 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are necessity-oriented retailers and are thus less susceptible to economic cycles. As of March 31, 2016, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Additionally, many of the shop tenants that locate in supermarket-anchored centers tend to be service-oriented uses rather than retailers, thus providing further resistance to any competitive encroachment due to e-commerce. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, Washington D.C., South Florida and Atlanta while selectively disposing of assets which are located outside of our target markets or which have relatively limited prospects for future net operating income ("NOI") growth. We also actively seek opportunities to develop or redevelop centers in high density markets with strong demographic characteristics and established markets with high barriers to entry. As pricing and opportunity permit, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
While the markets in which we operate have experienced gradual improvement in general economic conditions in recent years, the rate of economic recovery has varied across our operating regions. In addition, factors affecting supply and demand in many of our markets are impacted by store openings and closings of national and franchise operators. Certain retail categories such as electronic goods, office supply stores, apparel and book stores continue to face increased threats from e-commerce. We believe that recent growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers should help to mitigate the impact of these challenges on our business.
The execution of our business strategy during the first quarter of 2016 resulted in:

•
the signing of 43 new leases totaling 247,429 square feet, including, on a same-space(1) basis, 24 new leases totaling 56,569 square feet at an average rental rate of $25.19 per square foot in 2016 (excluding $18.27 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $21.91 per square foot, resulting in a 15.0% average rent spread on a cash basis;

•
the renewal and extension of 64 leases totaling 602,883 square feet, including, on a same-space basis, 61 leases totaling 586,143 square feet at an average rental rate of $16.66 per square foot in 2016 (excluding $0.42 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $12.71 per square foot, resulting in an 31.1% average rent spread on a cash basis (10.6% excluding an anchor lease renewal at Westwood Complex);

•	the increase in retail occupancy(2) excluding developments and redevelopments to 96.2% at March 31, 2016 from 95.2% at March 31, 2015 and from 96.0% at December 31, 2015;

•	the increase in occupancy on a same-property basis(3) to 96.3% at March 31, 2016 from 95.5% at March 31, 2015 and from 96.1% at December 31, 2015;

•	the sale of three non-core assets for aggregate gross proceeds of $10.3 million;

•	the issuance of 985,521 shares of our common stock under our ATM Program at a weighted average price of $27.81 per share for cash proceeds of approximately $27.4 million before expenses;

•
the redemption of our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, resulting in a loss on the early extinguishment of debt of $5.2 million, which was comprised of a make-whole premium and deferred fees and costs associated with the notes;

•
the origination of a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum;

•	the prepayment, without penalty, of a mortgage loan which had a balance of $16.0 million and bore interest at a rate of 6.33%; and

•
the termination and settlement of our $50.0 million forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026, resulting in a cash payment of $3.1 million to the counterparty.

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

Additionally, in January 2016, Liberty International Holdings Limited ("LIH") exercised its redemption right with respect to all of its outstanding Class A Shares in the C&C (US) No. 1, Inc. ("CapCo") joint venture. The redemption was satisfied through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. As a result, we now own 100% of CapCo, and LIH holds no remaining interests in us or our subsidiaries.
Results of Operations
We derive substantially all of our revenue from rents received from tenants under existing leases on each of our properties. This revenue includes fixed base rents, recoveries of expenses that we have incurred and pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenue, in each case as provided in the particular leases.
Our primary cash expenses consist of our property operating expenses, which include repairs and maintenance, management expenses, insurance, and utilities; real estate taxes; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs, and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loans and a revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended March 31, 2016, we moved one property, Point Royale, totaling 182,255 square feet out of the same-property pool as it is undergoing redevelopment.
Same-Property NOI
In this section, we present NOI, which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income before income taxes, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of below-market ground lease intangibles and impairments, and to exclude straight-line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, equity in income of unconsolidated joint ventures, gain/loss on sale of operating properties, gain/loss on extinguishment of debt and other income. NOI includes management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income before income taxes. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income before income taxes as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income before income taxes as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
Same-property NOI increased by $2.6 million, or 5.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in same-property NOI for the three months ended March 31, 2016 was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements), renewals and contractual rent increases. Same-property NOI including redevelopments increased $2.9 million, or 5.2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Same-property NOI is reconciled to income before income taxes as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except number of properties)
Same-property NOI (1)	$49,189	$46,566
Redevelopment property NOI	10,205	9,908
Same-property NOI including redevelopments	59,394	56,474
Other non same-property NOI	3,087	1,870
Adjustments (2)	156	(197)
Total NOI	62,637	58,147
Add:
Straight-line rent adjustment	1,458	1,131
Accretion of below-market lease intangibles, net	2,935	2,827
Management and leasing services income	303	555
Elimination of intercompany expenses	2,924	2,788
Equity in income of unconsolidated joint ventures	773	882
Gain (loss) on sale of operating properties	2,732	(17)
Other income	641	41
Less:
Amortization of below-market ground lease intangibles	150	148
Depreciation and amortization expense	26,157	21,016
General and administrative expense	8,711	8,740
Interest expense	12,848	14,809
Loss (gain) on extinguishment of debt	5,031	(138)
Impairment losses	—	11,307
Income before income taxes	$21,506	$10,472

Growth in same-property NOI	5.6%
Number of properties (3)	91

Growth in same-property NOI including redevelopments	5.2%
Number of properties (4)	104
___________________________________________________
(1) Included in same-property NOI for the three months ended March 31, 2016 is $258,000 in rents related to November and December 2015 that were recognized in connection with the execution of a retroactive anchor lease renewal at Westwood Complex during the quarter.
(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same-property results. Such adjustments include: common area maintenance costs and real estate taxes related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, lease termination revenue and expense, or other similar matters that affect comparability.
(3) The same-property pool includes only those properties that we consolidated, owned and operated for the entirety of both periods being compared and excludes non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared.
(4) The same-property pool including redevelopments includes those properties that we consolidated, owned and operated for the entirety of both periods being compared, including properties for which significant redevelopment occurred during either of the periods being compared, but excluding non-retail properties and development properties.

Comparison of the Three Months Ended March 31, 2016 to 2015
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2016 as compared to the same period in 2015:

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Total revenue	$94,477	$88,479	6.8%
Property operating expenses	13,611	12,572	8.3%
Real estate tax expense	10,759	10,607	1.4%
Depreciation and amortization expense	26,157	21,016	24.5%
General and administrative expenses	8,711	8,740	(0.3)%
Interest expense	12,848	14,809	(13.2)%
Gain (loss) on sale of operating properties	2,732	(17)	NM*
(Loss) gain on extinguishment of debt	(5,031)	138	NM*
Impairment losses	—	11,307	(100.0)%
Net income	21,066	10,508	100.5%
Net income attributable to Equity One, Inc.	21,066	8,006	163.1%
______________________________________________
* NM = Not meaningful
Total revenue increased by $6.0 million, or 6.8%, to $94.5 million in 2016 from $88.5 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $3.8 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases;

•	an increase of approximately $3.4 million associated with properties acquired in 2015; and

•	an increase of approximately $300,000 related to higher rents from development and redevelopment properties; partially offset by

•	a decrease of approximately $1.1 million associated with properties sold in 2016 and 2015; and

•	a decrease in management and leasing services income of approximately $300,000 primarily associated with the unwinding of one of our unconsolidated joint ventures in 2015.
Property operating expenses increased by $1.0 million, or 8.3%, to $13.6 million in 2016 from $12.6 million in 2015. The increase primarily consisted of the following:

•
a net increase of approximately $900,000 in same-property expenses primarily due to higher bad debt expense of approximately $600,000 in part due to allowances for losses on accounts receivable established in connection with tenant bankruptcies, including The Sports Authority; and

•	an increase of approximately $400,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $400,000 associated with properties sold in 2016 and 2015.

Real estate tax expense increased by $152,000, or 1.4%, to $10.8 million in 2016 from $10.6 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $300,000 associated with properties acquired in 2015; partially offset by

•	a net decrease of approximately $100,000 in real estate tax expense across our portfolio of properties; and

•	a decrease of approximately $100,000 associated with properties sold in 2016 and 2015.
Depreciation and amortization expense increased by $5.1 million, or 24.5%, to $26.2 million for 2016 from $21.0 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $3.1 million related to accelerated depreciation of assets razed as part of redevelopment projects in 2016;

•	an increase of approximately $1.4 million related to new depreciable assets added during 2016 and 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $1.2 million related to depreciation on properties acquired in 2015; partially offset by

•	a decrease of approximately $325,000 due to assets becoming fully depreciated and amortized during 2016 and 2015; and

•	a decrease of approximately $200,000 associated with properties sold in 2016 and 2015.
General and administrative expenses decreased by $29,000, or 0.3%, to $8.7 million for 2016 from $8.7 million in 2015. The decrease was primarily related to the following:

•	a decrease of approximately $340,000 in professional services primarily due to lower legal fees; partially offset by

•	an increase of approximately $210,000 in total employment costs; and

•	an increase of approximately $110,000 in Board of Director costs primarily as a result of the acceleration of restricted stock awards held by a retiring director.
Interest expense decreased by $2.0 million, or 13.2%, to $12.8 million for 2016 from $14.8 million in 2015. The decrease was primarily attributable to the following:

•	a decrease of approximately $4.0 million due to the redemption of our 6.25%, 6.00% and 5.375% unsecured senior notes in 2016 and 2015; partially offset by

•	an increase of approximately $1.1 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $530,000 due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016;

•	an increase of approximately $250,000 due to higher interest expense associated with the unsecured revolving credit facility; and

•
an increase of approximately $100,000 associated with higher net mortgage interest expense primarily due to a new mortgage loan secured by Westbury Plaza, partially offset by the repayment of mortgage loans during 2016 and 2015.

We recorded a gain on the sale of operating properties in 2016 of $2.7 million from the sale of three properties.
The loss on extinguishment of debt of $5.0 million in 2016 primarily resulted from the redemption of our 6.25% unsecured senior notes due January 2017 and was comprised of a make-whole premium and deferred fees and costs associated with the notes.
In 2015, we recorded impairment losses of $11.3 million primarily associated with properties sold during the year ended December 31, 2015.
As a result of the foregoing, net income increased by $10.6 million to $21.1 million for 2016 compared to $10.5 million in 2015. Net income attributable to Equity One, Inc. increased by $13.1 million to $21.1 million for 2016 compared to $8.0 million in 2015.

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
The following table reflects the reconciliation of FFO to net income attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income attributable to Equity One, Inc.	$21,066	$8,006
Adjustments:
Real estate depreciation and amortization, net of noncontrolling interest	25,831	20,699
Pro rata share of real estate depreciation and amortization from unconsolidated joint ventures	881	1,033
(Gain) loss on disposal of depreciable real estate, net of tax	(2,732)	17
Impairments of depreciable real estate, net of tax	—	11,061
Funds from operations	45,046	40,816
Earnings attributed to noncontrolling interest (1)	—	2,499
Funds from operations available to diluted common stockholders	$45,046	$43,315

Funds from operations per diluted common share	$0.32	$0.32
Weighted average diluted shares (2)	141,253	136,358
__________________________________________

(1)
Represents earnings attributed to convertible units held by LIH for the three months ended March 31, 2015. Although these convertible units are excluded from the calculation of earnings per diluted share for the three months ended March 31, 2015, FFO available to diluted stockholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share. In January 2016, LIH exercised its redemption right with respect to all of its outstanding convertible units in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016.

(2)
Weighted average diluted shares used to calculate FFO per share are higher than the GAAP diluted weighted average shares for the three months ended March 31, 2015 as a result of the dilutive impact of the 11.4 million joint venture units that were held by LIH which were convertible into our common stock. These convertible units were not included in the diluted weighted average share count for GAAP purposes for the three months ended March 31, 2015 because their inclusion was anti-dilutive.

Critical Accounting Policies
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of operating properties, real estate acquisitions, real estate properties and development assets, long lived assets, investments in joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three months ended March 31, 2016, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
Short-term liquidity requirements
Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures (such as general and administrative expenses), non-recurring company expenditures (such as costs associated with development and redevelopment activities, tenant improvements and acquisitions) and dividends to common stockholders. We have satisfied these requirements through cash generated from operations and from financing and investing activities.
As of March 31, 2016, we had $28.7 million of cash and cash equivalents available. We have a revolving credit facility providing for borrowings of up to $600.0 million subject to the satisfaction of certain financial covenants. As of March 31, 2016, the full amount of the facility was available to us based on our financial covenants as of that date. As of March 31, 2016, we had drawn $118.0 million against the facility, which bore interest at a weighted average rate of 1.48% per annum, and we had letters of credit outstanding under the facility with an aggregate face amount of $2.1 million. In addition, we have a delayed draw term loan facility that provides for borrowings up to $300.0 million. As of March 31, 2016, we had drawn $225.0 million against the facility.
During the remainder of 2016, we have approximately $32.7 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, credit facilities, and cash from property dispositions and our anticipated $200.0 million senior unsecured note issuance will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of March 31, 2016, we have invested an aggregate of approximately $97.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $149.9 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $17.1 million over the next two years based on our current plans and estimates. Additionally, we expect to spend substantial amounts with respect to redevelopment and development projects to be announced in the future.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2016 liquidity events
While we believe our availability under our line of credit is sufficient to operate our business for the remainder of 2016, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the three months ended March 31, 2016:

•	We issued 985,521 shares of our common stock under our ATM Program at a weighted average price of $27.81 per share for cash proceeds of approximately $27.4 million before expenses;

•	We received proceeds of $580,000 from the issuance of common stock in connection with the exercise of stock options by employees;

•	We redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017;

•
We terminated and settled our $50.0 million forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026, resulting in a cash payment of $3.1 million to the counterparty;

•
We entered into a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum;

•	We prepaid, without penalty, a mortgage loan which had a balance of $16.0 million and bore interest at a rate of 6.33% per annum;

•	We sold three non-core assets for aggregate gross proceeds of $10.3 million;

•	We borrowed $22.0 million under our $600.0 million line of credit; and

•	We invested $24.9 million in capital expenditures to improve our properties.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$41,161	$33,992	$7,169
Net cash used in investing activities	$(15,828)	$(20,648)	$4,820
Net cash (used in) provided by financing activities	$(17,993)	$35,354	$(53,347)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $41.2 million for the three months ended March 31, 2016 compared to $34.0 million in the 2015 period. The increase is due primarily to an increase in cash from our rental properties and a decrease in interest expense as a result of refinancing activities, including a lower effective interest rate on our long-term debt.
Net cash used in investing activities was $15.8 million for the three months ended March 31, 2016 compared to $20.6 million for the same period in 2015. Investing activities during 2016 consisted primarily of: additions to construction in progress of $18.4 million and additions to income producing properties of $5.1 million; partially offset by proceeds related to the sale of operating properties of $9.4 million. Investing activities during 2015 primarily consisted of: additions to construction in progress of $20.2 million and additions to income producing properties of $4.7 million; partially offset by proceeds from the sale of operating properties of $4.5 million.

The following summarizes our capital expenditures:

	Three Months Ended March 31,
	2016	2015
Capital expenditures:	(In thousands)
Tenant improvements, allowances and landlord costs	$667	$1,670
Leasing commissions and costs	1,480	1,871
Developments	311	2,838
Redevelopments	8,249	9,539
Tactical capital improvements	7,612	4,896
Maintenance capital expenditures	684	1,409
Total capital expenditures	19,003	22,223
Net change in accrued capital spending	5,907	4,493
Capital expenditures per condensed consolidated statements of cash flows	$24,910	$26,716
The decrease in development and redevelopment capital expenditures during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of costs incurred in 2015 for Broadway Plaza and the redevelopment of Boynton Plaza, Willows Shopping Center, Kirkman Shoppes, and Lake Mary Center. The increase in tactical capital improvements during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of 2016 expenditures for anchor tenants at Buckhead Station, Hammocks Town Center, and Brookside Plaza, partially offset by 2015 expenditures associated with a new anchor tenant at Ambassador Row Courtyard and renovations at Compo Acres Shopping Center. We capitalized internal costs related to capital expenditures of $1.9 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively, primarily related to successful leasing activities of $1.1 million and $954,000, respectively, development activities of $121,000 and $178,000, respectively, and redevelopment and expansion activities of $725,000 and $418,000, respectively. Capitalized interest totaled $738,000 and $1.3 million during the three months ended March 31, 2016 and 2015, respectively, primarily related to development and redevelopment activities.
Net cash used in financing activities totaled $18.0 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $35.4 million for the same period in 2015. Activity during 2016 consisted of: the repayment of senior debt borrowings of $106.5 million; dividends paid to stockholders of $31.2 million; and prepayments and repayments of mortgage debt of $17.7 million; partially offset by: a borrowing under a mortgage note payable of $88.0 million; gross proceeds from common stock issuances of $28.0 million and net borrowings under the revolving credit facility of $22.0 million. Activity during 2015 related to: gross proceeds from common stock issuances of $124.3 million; partially offset by: net repayments under the revolving credit facility of $37.0 million; dividends paid to stockholders of $27.5 million; prepayments and repayments of $21.3 million of mortgage debt; and distributions to noncontrolling interests of $2.5 million.
Future Contractual Obligations. During the three months ended March 31, 2016, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2016, we have investments in six unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore account for these investments using the equity method of accounting, while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures, see Note 4 to the condensed consolidated financial statements included in this report.
As of March 31, 2016, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was approximately $145.7 million, of which our aggregate proportionate share was approximately $43.7 million. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit. As of March 31, 2016, we had provided letters of credit having an aggregate face amount of $2.1 million as additional security for financial and other obligations. All of our letters of credit are issued under our $600.0 million revolving credit facility.
Construction Commitments. As of March 31, 2016, we have invested an aggregate of approximately $97.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $149.9 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next three years. We have other significant projects for which we expect to expend an additional $17.1 million over the next two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, issuances of equity under our ATM program, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $41.6 million.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of March 31, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
Capital Recycling Initiatives
Although our pace of disposition activity has slowed, we will selectively explore future opportunities to sell additional properties that are located outside our target markets or which have relatively limited prospects for future NOI growth if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. Depending on how proceeds from such dispositions are invested, we may also suffer earnings and FFO dilution.
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

Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion, development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding such risks.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facility in order to initially fund future acquisitions, development and redevelopment costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate revolving line of credit and term loans, the primary market risk exposure is increasing LIBOR-based interest rates. We have effectively converted our $250.0 million unsecured term loan to a fixed rate of interest through the use of interest rate swaps.
As of March 31, 2016, we had $370.8 million of floating rate debt outstanding under our unsecured delayed draw term loan facility, unsecured revolving line of credit and mortgage loan for Concord Shopping Plaza. As of March 31, 2016, we had drawn $225.0 million against our unsecured delayed draw term loan facility, which bears interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%. As of March 31, 2016, we had $118.0 million outstanding under our unsecured revolving line of credit, which bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes, and we had a $27.8 million mortgage loan for Concord Shopping Plaza, which bears interest at one-month LIBOR plus 1.35%. Considering the total outstanding balance of $370.8 million as of March 31, 2016, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.7 million per year.
The fair value of our fixed-rate debt was $764.0 million as of March 31, 2016, which includes our unsecured senior notes payable and mortgage notes (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of March 31, 2016, would decrease by approximately $31.9 million.

If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $34.1 million. This assumes that our total outstanding fixed-rate debt remains at approximately $741.6 million, the balance as of March 31, 2016.
As of March 31, 2016, we had $250.0 million outstanding under our term loan which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $248.5 million as of March 31, 2016. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of March 31, 2016, would decrease by approximately $7.3 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of March 31, 2016, would increase by approximately $7.3 million.
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
As of March 31, 2016, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of March 31, 2016, the fair value of our interest rate swaps was a liability of $4.9 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016, and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap, which is reflected in accumulated other comprehensive loss, will amortize through interest expense over the life of the unsecured senior notes that will be issued in May 2016.
As of March 31, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of March 31, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us that, in management's opinion, would result in a material adverse effect on our business, financial condition, results of operations or our cash flows.
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2015, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes in such risk factors.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
January 1, 2016 - January 31, 2016	—		$—	N/A	N/A
February 1, 2016 - February 29, 2016	7,022	(1)	$27.52	N/A	N/A
March 1, 2016 - March 31, 2016	2,216	(1)	$27.92	N/A	N/A
	9,238		$27.62	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

4.1
Note Purchase Agreement, dated as of April 20, 2016, among Equity One, Inc. and the investors parties therein (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 25, 2016 and incorporated by reference herein).

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

EQUITY ONE, INC.

Date:	May 9, 2016	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2016	/s/ Angela Valdes
Angela Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

4.1
Note Purchase Agreement, dated as of April 20, 2016, among Equity One, Inc. and the investors parties therein (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 25, 2016 and incorporated by reference herein).

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