Form 10-Q
period 2016-06-30
EQUITY ONE, INC.
filed 2016-08-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 2, 2016, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 143,771,018.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2016 and December 31, 2015 (Unaudited) (In thousands, except share par value amounts)

	June 30, 2016	December 31, 2015
ASSETS
Properties:
Income producing	$3,436,337	$3,337,531
Less: accumulated depreciation	(467,592)	(438,992)
Income producing properties, net	2,968,745	2,898,539
Construction in progress and land	116,142	167,478
Property held for sale	—	2,419
Properties, net	3,084,887	3,068,436
Cash and cash equivalents	32,881	21,353
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	11,757	11,808
Investments in and advances to unconsolidated joint ventures	63,715	64,600
Goodwill	5,838	5,838
Other assets	207,142	203,618
TOTAL ASSETS	$3,406,470	$3,375,903

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$322,750	$282,029
Unsecured senior notes payable	516,998	518,401
Term loans	475,000	475,000
Unsecured revolving credit facility	51,000	96,000
	1,365,748	1,371,430
Unamortized deferred financing costs and premium/discount on notes payable, net	(6,300)	(4,708)
Total notes payable	1,359,448	1,366,722
Other liabilities:
Accounts payable and accrued expenses	49,192	46,602
Tenant security deposits	9,641	9,449
Deferred tax liability	13,793	13,276
Other liabilities	175,924	169,703
Total liabilities	1,607,998	1,605,752
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 142,484 and 129,106 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,425	1,291
Additional paid-in capital	2,234,483	1,972,369
Distributions in excess of earnings	(427,661)	(407,676)
Accumulated other comprehensive loss	(9,775)	(1,978)
Total stockholders’ equity of Equity One, Inc.	1,798,472	1,564,006
Noncontrolling interests	—	206,145
Total equity	1,798,472	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,406,470	$3,375,903

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and six months ended June 30, 2016 and 2015 (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$71,426	$68,594	$142,223	$134,385
Expense recoveries	20,261	20,337	41,084	40,316
Percentage rent	648	1,173	3,202	3,327
Management and leasing services	196	631	499	1,186
Total revenue	92,531	90,735	187,008	179,214
COSTS AND EXPENSES:
Property operating	12,570	12,522	26,181	25,094
Real estate taxes	11,070	10,862	21,829	21,469
Depreciation and amortization	27,387	22,572	53,544	43,588
General and administrative	8,663	8,417	17,374	17,157
Total costs and expenses	59,690	54,373	118,928	107,308
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	32,841	36,362	68,080	71,906
OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures	600	1,116	1,373	1,998
Other income	223	5,597	864	5,638
Interest expense	(12,481)	(13,781)	(25,329)	(28,590)
Gain on sale of operating properties	913	3,355	3,645	3,338
Loss on extinguishment of debt	(183)	(2,701)	(5,214)	(2,563)
Impairment losses	—	(200)	—	(11,507)
INCOME BEFORE INCOME TAXES	21,913	29,748	43,419	40,220
Income tax provision of taxable REIT subsidiaries	(331)	(187)	(771)	(151)
NET INCOME	21,582	29,561	42,648	40,069
Net income attributable to noncontrolling interests	—	(2,507)	—	(5,009)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$21,582	$27,054	$42,648	$35,060

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.21	$0.30	$0.27
Diluted	$0.15	$0.21	$0.30	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	141,894	128,969	140,691	126,866
Diluted	142,227	129,144	141,738	127,079

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.44	$0.44

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$21,582	$29,561	$42,648	$40,069
OTHER COMPREHENSIVE (LOSS) INCOME:
Effective portion of change in fair value of interest rate swaps (1)	(1,510)	364	(9,315)	(3,220)
Reclassification of net losses on interest rate swaps into interest expense	689	859	1,382	1,706
Reclassification of deferred losses on settled interest rate swaps into interest expense	89	16	136	32
Other comprehensive (loss) income	(732)	1,239	(7,797)	(1,482)
COMPREHENSIVE INCOME	20,850	30,800	34,851	38,587
Comprehensive income attributable to noncontrolling interests	—	(2,507)	—	(5,009)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,850	$28,293	$34,851	$33,578
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized (losses) gains of $(158) and $(450) for the three and six months ended June 30, 2016, respectively, and $163 and $(32) for the same periods during 2015, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the six months ended June 30, 2016
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	129,106	$1,291	$1,972,369	$(407,676)	$(1,978)	$1,564,006	$206,145	$1,770,151
Issuance of common stock	2,038	20	54,312	—	—	54,332	—	54,332
Repurchase of common stock	(18)	—	(511)	—	—	(511)	—	(511)
Stock issuance costs	—	—	(965)	—	—	(965)	—	(965)
Share-based compensation expense	—	—	2,586	—	—	2,586	—	2,586
Restricted stock reclassified from liability to equity	—	—	661	—	—	661	—	661
Net income	—	—	—	42,648	—	42,648	—	42,648
Dividends declared on common stock	—	—	—	(62,633)	—	(62,633)	—	(62,633)
Redemption of noncontrolling interests	11,358	114	206,031	—	—	206,145	(206,145)	—
Other comprehensive loss	—	—	—	—	(7,797)	(7,797)	—	(7,797)
BALANCE AT JUNE 30, 2016	142,484	$1,425	$2,234,483	$(427,661)	$(9,775)	$1,798,472	$—	$1,798,472

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$42,648	$40,069
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent	(2,603)	(2,410)
Accretion of below-market lease intangibles, net	(6,246)	(6,889)
Amortization of lease incentives	638	510
Amortization of below-market ground lease intangibles	352	298
Equity in income of unconsolidated joint ventures	(1,373)	(1,998)
Remeasurement gain on equity interests in joint ventures	—	(5,498)
Income tax provision of taxable REIT subsidiaries	771	151
Increase in allowance for losses on accounts receivable	1,327	2,087
Amortization of deferred financing costs and premium/discount on notes payable, net	917	397
Depreciation and amortization	55,403	44,595
Share-based compensation expense	2,846	2,555
Amortization of deferred losses on settled interest rate swaps	136	32
Gain on sale of operating properties	(3,645)	(3,338)
Loss on extinguishment of debt	5,214	2,563
Operating distributions from joint ventures	1,380	1,824
Impairment losses	—	11,507
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(1,428)	(296)
Other assets	(6,320)	(5,820)
Accounts payable and accrued expenses	2,620	3,999
Tenant security deposits	192	98
Other liabilities	(77)	550
Net cash provided by operating activities	92,752	84,986

INVESTING ACTIVITIES:
Acquisition of income producing property	(30,000)	—
Additions to income producing properties	(7,599)	(9,604)
Acquisition of land	—	(750)
Additions to construction in progress	(36,250)	(35,063)
Proceeds from sale of operating properties	16,480	4,526
Increase in deferred leasing costs and lease intangibles	(3,554)	(3,543)
Investment in joint ventures	(302)	(23,864)
Advances to joint ventures	—	(71)
Distributions from joint ventures	752	1,395
Collection of development costs tax credit	—	1,542
Net cash used in investing activities	(60,473)	(65,432)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2016 and 2015 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(57,923)	$(22,974)
Borrowings under mortgage notes payable	100,435	—
Net (repayments) borrowings under revolving credit facility	(45,000)	42,000
Borrowing under senior notes payable	100,000	—
Repayment of senior notes payable	(106,455)	(110,122)
Payment of deferred financing costs	(2,031)	(10)
Proceeds from issuance of common stock	54,332	124,812
Repurchase of common stock	(511)	(269)
Stock issuance costs	(965)	(624)
Dividends paid to stockholders	(62,633)	(55,978)
Purchase of noncontrolling interests	—	(1,216)
Distributions to noncontrolling interests	—	(5,005)
Net cash used in financing activities	(20,751)	(29,386)

Net increase (decrease) in cash and cash equivalents	11,528	(9,832)
Cash and cash equivalents at beginning of the period	21,353	27,469
Cash and cash equivalents at end of the period	$32,881	$17,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,247 and $2,463 in 2016 and 2015, respectively)	$26,763	$29,558

We acquired upon acquisition of certain income producing properties and land:
Income producing properties and land	$40,201	$77,071
Intangible and other assets	3,361	8,799
Intangible and other liabilities	(13,562)	(13,120)
Net assets acquired	30,000	72,750
Assumption of mortgage note payable	—	(27,750)
Transfer of existing equity interests in joint ventures	—	(44,250)
Cash paid for income producing properties and land	$30,000	$750

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016
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
As of June 30, 2016, our portfolio comprised 122 properties, including 97 retail properties and five non-retail properties totaling approximately 12.2 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 2.9 million square feet of GLA, and six land parcels. As of June 30, 2016, our retail occupancy excluding developments and redevelopments was 96.3% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.
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

Standards that are not yet adopted
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard amends the existing guidance and impacts how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Depending on the instrument, the standard requires a modified-retrospective or prospective transition approach.
		January 2020	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10 and ASU 2016-12.
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
3.    Acquisition and Disposition Activity
On June 30, 2016, we acquired Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million. The property was acquired through a reverse Section 1031 like-kind exchange agreement with a third party intermediary. See Note 5 for further discussion.
The purchase price of the above property acquisition has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
The aggregate purchase price of the above property acquisition has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$25,393	N/A
Land improvements	522	8.0
Buildings	14,110	25.0
Tenant improvements	176	7.7
In-place lease interests	3,287	7.7
Leasing commissions	72	7.7
Lease origination costs	2	7.7
Below-market leases	(13,562)	7.7
	$30,000
During the three and six months ended June 30, 2016, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the three and six months ended June 30, 2016, we expensed transaction-related costs in connection with completed or pending property acquisitions of $615,000 and $709,000, respectively, and $178,000 and $313,000 for the same periods in 2015, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.
The following table provides a summary of disposition activity during the six months ended June 30, 2016:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
May 11, 2016	Wesley Chapel	Decatur	GA	164,153	$7,094
May 11, 2016	Hairston Center	Decatur	GA	13,000	431
February 18, 2016	Sherwood South	Baton Rouge	LA	77,489	3,000
February 18, 2016	Plaza Acadienne	Eunice	LA	59,419	1,775
February 11, 2016	Beauclerc Village	Jacksonville	FL	68,966	5,525
Total					$17,825

As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain properties that no longer meet our investment objectives. Although our pace of disposition activity has slowed, we will selectively explore future opportunities to sell additional properties which are located outside of our target markets or which have relatively limited prospects for revenue growth. While we have not committed to a disposition plan with respect to these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
4.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	June 30, 2016	December 31, 2015
Investments in unconsolidated joint ventures:				(In thousands)
G&I Investment South Florida Portfolio, LLC	1	FL	20.0%	$3,740	$3,719
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,234	19,263
Equity One JV Portfolio, LLC (2)	6	FL, MA, NJ	30.0%	38,383	39,501
Other Equity Investment (3)			45.0%	631	329
Total				63,334	64,158
Advances to unconsolidated joint ventures				381	442
Investments in and advances to unconsolidated joint ventures				$63,715	$64,600
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of June 30, 2016 and December 31, 2015 is presented net of a deferred gain of approximately $376,000 associated with the disposition of assets by us to the joint venture.
(3) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. As of June 30, 2016 and December 31, 2015, the carrying amount of our investment reflects our maximum exposure to loss related to our investment in the joint venture.
Equity in income of unconsolidated joint ventures totaled $600,000 and $1.4 million for the three and six months ended June 30, 2016, respectively, and totaled $1.1 million and $2.0 million, respectively, for the same periods in 2015. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled $196,000 and $499,000 for the three and six months ended June 30, 2016, respectively, and totaled $631,000 and $1.2 million for the same periods in 2015, respectively.
As of June 30, 2016 and December 31, 2015, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $145.2 million and $146.2 million, respectively, of which our aggregate proportionate share was $43.6 million and $43.9 million, respectively.
5.    Variable Interest Entity

In conjunction with the acquisition of Walmart at Norwalk, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary is the legal owner of the entity that owns the property. The agreement that governs the operations of this entity provides us with the power to direct the activities that most significantly impact the entity's economic performance. The entity was deemed a VIE primarily because it may not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiary of the

VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date.
The majority of the operations of the VIE are funded with cash flows generated from the property. We did not provide financial support to the VIE which we were not previously contractually required to provide, and our contractual commitments consisted primarily of funding any capital expenditures, including tenant improvements, which were deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may have experienced.
6.    Other Assets
The following is a summary of the composition of the other assets included in the condensed consolidated balance sheets:

	June 30, 2016	December 31, 2015
	(In thousands)
Lease intangible assets, net	$98,722	$101,010
Leasing commissions, net	42,868	41,211
Prepaid expenses and other receivables	17,514	13,074
Straight-line rent receivables, net	31,355	28,910
Deposits and mortgage escrows	7,179	7,980
Deferred financing costs, net	2,884	3,419
Furniture, fixtures and equipment, net	2,763	3,255
Fair value of interest rate swaps	—	835
Deferred tax asset	3,857	3,924
Total other assets	$207,142	$203,618
7.    Borrowings
Mortgage Notes Payable
As of June 30, 2016, the weighted average interest rate (based on contractual rates and excluding amortization of deferred financing costs and premium/discount) of our mortgage notes payable was 5.05%.
During the six months ended June 30, 2016, we prepaid, without penalty, three mortgage loans with an aggregate principal balance of $44.0 million and an aggregate weighted average interest rate of 6.08%.
In June 2016, in order to effectuate a substitution of collateral, we repaid a mortgage loan having a principal balance of $10.6 million and an interest rate of 5.01% secured by Talega Village Center. Concurrently, with the repayment of the Talega Village Center mortgage loan, we entered into a new mortgage loan secured by Circle Center West which carries the same terms as the previous Talega Village Center mortgage loan.
In January 2016, we entered into a mortgage note payable for $88.0 million secured by Westbury Plaza located in Nassau County, New York. The mortgage note payable matures on February 1, 2026 and bears interest at 3.76% per annum.
Unsecured Senior Notes
As of June 30, 2016, the weighted average interest rate (based on contractual rates and excluding amortization of deferred financing costs, premium/discount, and deferred losses on settled interest rate swaps) of our unsecured senior notes was 4.27%.
In June 2016, we issued a notice of redemption of our 6.00% unsecured senior notes, which had a principal balance of $117.0 million and were scheduled to mature in September 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $7.0 million. In connection with the redemption in July 2016, we expect to recognize a loss on the early extinguishment of debt of approximately $7.3 million, which is comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.

In April 2016, we entered into a note purchase agreement for the issuance of $200.0 million of two series of senior unsecured notes payable. In May 2016, we completed a private placement of 3.81% series A senior unsecured notes payable with an aggregate principal balance of $100.0 million that mature in May 2026. On August 11, 2016, we expect to issue 3.91% series B senior unsecured notes payable due 2026 in an aggregate principal amount of $100.0 million. Our obligations under the notes payable are guaranteed by certain of our subsidiaries. We may prepay the notes, in whole or in part, at any time at a price equal to the outstanding principal amount of such notes payable plus a make-whole premium.

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
Unsecured Revolving Credit Facility
Our revolving credit facility is with a syndicate of banks, provides $600.0 million of unsecured revolving credit, and can be increased through an accordion feature up to an aggregate of $900.0 million, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.875% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our unsecured senior notes. As of June 30, 2016, the interest rate margin applicable to amounts outstanding under the facility was 1.05% per annum, and the facility fee was 0.20% per annum. As of June 30, 2016, we had drawn $51.0 million against the facility, which bore interest at a weighted average rate of 1.51% per annum. As of December 31, 2015, we had drawn $96.0 million against the facility, which bore interest at a weighted average rate of 1.47% per annum. The facility expires on December 31, 2018, with two six-month extensions at our option, subject to certain conditions. As of June 30, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $600.0 million, less outstanding borrowings of $51.0 million and letters of credit with an aggregate face amount of $1.5 million.
Term Loans and Interest Rate Swaps
We have an unsecured delayed draw term loan facility pursuant to which we may borrow up to the principal amount of $300.0 million in aggregate in one or more borrowings at any time prior to December 2, 2016 and which has a maturity date of December 2, 2020. As of June 30, 2016 and December 31, 2015, we had drawn $225.0 million against the facility.
At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of June 30, 2016 and December 31, 2015, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of June 30, 2016, the fair value of our interest rate swaps was a liability of $5.6 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.5 million as an increase to interest expense.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016 and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap is included in accumulated other comprehensive loss and will amortize through interest expense over the life of the unsecured senior notes that were issued in May 2016. Within the next 12 months, we expect to reclassify $308,000 as an increase to interest expense.

8.    Other Liabilities
The following is a summary of the composition of other liabilities included in the condensed consolidated balance sheets:

	June 30, 2016	December 31, 2015
	(In thousands)
Lease intangible liabilities, net	$165,847	$159,665
Prepaid rent	9,256	9,361
Other	821	677
Total other liabilities	$175,924	$169,703
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
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays no income taxes in the Netherlands. As of June 30, 2016, DIM had a federal net operating loss carryforward of approximately $2.2 million which begins to expire in 2027 and no state net operating loss carryforward. As of June 30, 2016, IRT had federal and state net operating loss carryforwards of approximately $1.7 million and $1.2 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2011.
10.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	June 30, 2016	December 31, 2015
	(In thousands)
C&C (US) No. 1, Inc. ("CapCo")	$—	$206,145
Total noncontrolling interests included in total equity	$—	$206,145
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
11.    Stockholders' Equity and Earnings Per Share
Stockholders' Equity
In November 2015, we entered into distribution agreements with various financial institutions as part of our implementation of a continuous equity offering program (the "ATM Program") under which we may sell up to 8.5 million shares, par value of $0.01 per share, of our common stock from time to time in “at-the-market” offerings or certain other transactions. Concurrently, we entered into a common stock purchase agreement with MGN America, LLC ("MGN"), an affiliate of Gazit-Globe, Ltd. ("Gazit"), our largest stockholder, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. Pursuant to this agreement, MGN has the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements during each calendar quarter, up to an aggregate maximum of approximately 1.3 million shares under the agreement.
During the three months ended June 30, 2016, we issued 866,325 shares of our common stock under the ATM Program at a weighted average price of $29.48 per share for cash proceeds of approximately $25.5 million before expenses. During the six months ended June 30, 2016, we issued approximately 1.9 million shares of our common stock under the ATM Program at a weighted average price of $28.59 per share for cash proceeds of approximately $53.0 million before expenses. The commissions paid to distribution agents during the three and six months ended June 30, 2016 were approximately $319,000 and $662,000, respectively. MGN did not purchase any of the shares issued under the ATM Program during the six months ended June 30, 2016. As of June 30, 2016, we had the capacity to issue up to approximately 6.6 million shares of our common stock under the ATM Program.
Earnings Per Share
The following summarizes the calculation of basic and diluted earnings per share ("EPS") and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income	$21,582	$29,561	$42,648	$40,069
Net income attributable to noncontrolling interests	—	(2,507)	—	(5,009)
Net income attributable to Equity One, Inc.	21,582	27,054	42,648	35,060
Allocation of income to participating securities	(92)	(108)	(195)	(222)
Net income available to common stockholders	$21,490	$26,946	$42,453	$34,838

Weighted average shares outstanding — Basic	141,894	128,969	140,691	126,866
Convertible units held by LIH using the if-converted method	—	—	749	—
Stock options using the treasury method	133	107	130	133
Non-participating restricted stock using the treasury method	2	8	6	8
Executive incentive plan shares using the treasury method	198	60	162	72
Weighted average shares outstanding — Diluted	142,227	129,144	141,738	127,079

Earnings per share available to common stockholders:
Basic	$0.15	$0.21	$0.30	$0.27
Diluted	$0.15	$0.21	$0.30	$0.27
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three and six months ended June 30, 2016 and 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the respective periods.
The computation of diluted EPS for both the three and six months ended June 30, 2015 did not include the 11.4 million joint venture units held by LIH as of such date, which were redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion would have been anti-dilutive. In January 2016, LIH exercised its redemption right for all of their convertible units. See Note 10 for further discussion.

12.    Share-Based Payments
The following table presents information regarding stock option activity during the six months ended June 30, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2016	651	$20.72
Exercised	(85)	$14.87
Outstanding at June 30, 2016	566	$21.60	4.5	$5,996
Exercisable at June 30, 2016	466	$21.32	3.7	$5,065
The total cash received from options exercised during the six months ended June 30, 2016 was $1.3 million. The total intrinsic value of options exercised during the six months ended June 30, 2016 was $1.2 million.
The following table presents information regarding restricted stock activity during the six months ended June 30, 2016:

	Unvested Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2016	410	$23.72
Granted	130	$27.82
Vested	(96)	$23.61
Forfeited	(34)	$26.47
Unvested at June 30, 2016	410	$24.82
During the six months ended June 30, 2016, we granted approximately 130,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. During the six months ended June 30, 2016, the total grant-date value of the approximately 96,000 shares of restricted stock that vested was approximately $2.3 million.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Restricted stock expense	$930	$1,191	$2,407	$2,416
Stock option expense	77	78	155	181
Employee stock purchase plan discount	14	9	24	16
Total equity-based expense	1,021	1,278	2,586	2,613
Restricted stock classified as a liability	91	113	164	174
Total expense	1,112	1,391	2,750	2,787
Less amount capitalized (1)	243	(105)	96	(232)
Net share-based compensation expense	$1,355	$1,286	$2,846	$2,555
______________________________________________
(1) The amount capitalized during the three and six months ended June 30, 2016 includes the impact of the forfeiture of restricted stock by a former employee who was involved with development activities.

As of June 30, 2016, we had $9.9 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options, restricted shares and long-term incentive plan awards) granted under our Amended and Restated 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 2.1 years.
13.    Commitments and Contingencies
As of June 30, 2016, we had provided letters of credit having an aggregate face amount of $1.5 million as additional security for financial and other obligations.
As of June 30, 2016, we have invested an aggregate of approximately $110.1 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $137.1 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $15.1 million over the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, sales of equity under our ATM Program, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of June 30, 2016 will have a material adverse effect on our financial condition, results of operations or cash flows.
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
15.    Fair Value Measurements
Recurring Fair Value Measurements
As of June 30, 2016 and December 31, 2015, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. Additionally, as of December 31, 2015, we had a forward starting interest rate swap with a notional amount of $50.0 million which was terminated and settled in February 2016. See Note 7 for further discussion.
As of June 30, 2016, the fair value of our interest rate swaps was a liability of $5.6 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our condensed consolidated balance sheet. The net unrealized loss on our interest rate derivatives was $616,000 and $7.4 million for the three and six months ended June 30, 2016, respectively, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following are assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2016	(In thousands)
Interest rate derivatives:
Classified as a liability in accounts payable and accrued expenses	$5,639	$—	$5,639	$—

December 31, 2015
Interest rate derivatives:
Classified as an asset in other assets	$835	$—	$835	$—
Classified as a liability in accounts payable and accrued expenses	$1,991	$—	$1,991	$—
Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2016, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive loss was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of June 30, 2016, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.
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
16.    Fair Value of Financial Instruments
All financial instruments are reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximates their fair values, except for the following:

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgage notes payable	$322,074	$336,566	$283,459	$296,067
Unsecured senior notes payable	$514,123	$532,465	$515,372	$528,041
Term loans	$472,251	$473,993	$471,891	$475,393
______________________________________________
(1) The carrying amount consists of principal, net of unamortized deferred financing costs and premium/discount.

The above fair values approximate the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the liability.

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
The fair market value calculations of our debt as of June 30, 2016 and December 31, 2015 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgage notes, unsecured senior notes and term loans are consistent with current market trends.

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
17.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our unsecured senior notes, term loans and revolving credit facility. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of June 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$129,764	$1,478,364	$1,476,836	$(77)	$3,084,887
Investment in affiliates	2,659,479	—	—	(2,659,479)	—
Other assets	54,735	100,380	197,425	(30,957)	321,583
TOTAL ASSETS	$2,843,978	$1,578,744	$1,674,261	$(2,690,513)	$3,406,470
LIABILITIES
Total notes payable	$1,037,374	$25,544	$327,064	$(30,534)	$1,359,448
Other liabilities	8,132	60,551	180,367	(500)	248,550
TOTAL LIABILITIES	1,045,506	86,095	507,431	(31,034)	1,607,998
EQUITY	1,798,472	1,492,649	1,166,830	(2,659,479)	1,798,472
TOTAL LIABILITIES AND EQUITY	$2,843,978	$1,578,744	$1,674,261	$(2,690,513)	$3,406,470

Condensed Consolidating Balance Sheet As of December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$137,695	$1,495,211	$1,435,613	$(83)	$3,068,436
Investment in affiliates	2,899,538	—	—	(2,899,538)	—
Other assets	229,368	91,902	803,076	(816,879)	307,467
TOTAL ASSETS	$3,266,601	$1,587,113	$2,238,689	$(3,716,500)	$3,375,903
LIABILITIES
Total notes payable	$1,683,262	$42,903	$401,157	$(760,600)	$1,366,722
Other liabilities	19,333	62,995	213,064	(56,362)	239,030
TOTAL LIABILITIES	1,702,595	105,898	614,221	(816,962)	1,605,752
EQUITY	1,564,006	1,481,215	1,624,468	(2,899,538)	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,266,601	$1,587,113	$2,238,689	$(3,716,500)	$3,375,903

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,809	$48,025	$38,697	$—	$92,531
Equity in subsidiaries' earnings	36,630	—	—	(36,630)	—
Total costs and expenses	10,677	25,705	23,535	(227)	59,690
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	31,762	22,320	15,162	(36,403)	32,841
Other income and (expense)	(10,296)	(314)	(68)	(250)	(10,928)
INCOME BEFORE INCOME TAXES	21,466	22,006	15,094	(36,653)	21,913
Income tax provision of taxable REIT subsidiaries	—	(36)	(295)	—	(331)
NET INCOME	21,466	21,970	14,799	(36,653)	21,582
Other comprehensive loss	(616)	—	(116)	—	(732)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,850	$21,970	$14,683	$(36,653)	$20,850

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$5,726	$46,408	$38,601	$—	$90,735
Equity in subsidiaries' earnings	51,462	—	—	(51,462)	—
Total costs and expenses	10,873	22,745	21,020	(265)	54,373
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	46,315	23,663	17,581	(51,197)	36,362
Other income and (expense)	(19,053)	(31)	12,720	(250)	(6,614)
INCOME BEFORE INCOME TAXES	27,262	23,632	30,301	(51,447)	29,748
Income tax provision of taxable REIT subsidiaries	—	(13)	(174)	—	(187)
NET INCOME	27,262	23,619	30,127	(51,447)	29,561
Other comprehensive income	1,031	—	208	—	1,239
COMPREHENSIVE INCOME	28,293	23,619	30,335	(51,447)	30,800
Comprehensive income attributable to noncontrolling interests	—	—	(2,507)	—	(2,507)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$28,293	$23,619	$27,828	$(51,447)	$28,293

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$12,180	$95,547	$79,281	$—	$187,008
Equity in subsidiaries' earnings	80,402	—	—	(80,402)	—
Total costs and expenses	21,705	52,797	44,915	(489)	118,928
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	70,877	42,750	34,366	(79,913)	68,080
Other income and (expense)	(28,596)	2,402	2,033	(500)	(24,661)
INCOME BEFORE INCOME TAXES	42,281	45,152	36,399	(80,413)	43,419
Income tax provision of taxable REIT subsidiaries	—	(66)	(705)	—	(771)
NET INCOME	42,281	45,086	35,694	(80,413)	42,648
Other comprehensive loss	(7,430)	—	(367)	—	(7,797)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$34,851	$45,086	$35,327	$(80,413)	$34,851

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$11,410	$91,456	$76,348	$—	$179,214
Equity in subsidiaries' earnings	93,921	—	—	(93,921)	—
Total costs and expenses	21,143	44,906	41,801	(542)	107,308
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	84,188	46,550	34,547	(93,379)	71,906
Other income and (expense)	(49,070)	(681)	18,565	(500)	(31,686)
INCOME BEFORE INCOME TAXES	35,118	45,869	53,112	(93,879)	40,220
Income tax benefit (provision) of taxable REIT subsidiaries	—	221	(372)	—	(151)
NET INCOME	35,118	46,090	52,740	(93,879)	40,069
Other comprehensive (loss) income	(1,540)	—	58	—	(1,482)
COMPREHENSIVE INCOME	33,578	46,090	52,798	(93,879)	38,587
Comprehensive income attributable to noncontrolling interests	—	—	(5,009)	—	(5,009)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$33,578	$46,090	$47,789	$(93,879)	$33,578

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(36,348)	$69,801	$59,299	$92,752
INVESTING ACTIVITIES:
Acquisition of income producing property	—	—	(30,000)	(30,000)
Additions to income producing properties	(510)	(3,232)	(3,857)	(7,599)
Additions to construction in progress	(506)	(19,447)	(16,297)	(36,250)
Proceeds from sale of operating properties	7,191	9,289	—	16,480
Increase in deferred leasing costs and lease intangibles	(378)	(2,383)	(793)	(3,554)
Investment in joint ventures	(302)	—	—	(302)
Distributions from joint ventures	—	—	752	752
Repayments from subsidiaries, net	103,922	(36,898)	(67,024)	—
Net cash provided by (used in) investing activities	109,417	(52,671)	(117,219)	(60,473)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(17,130)	(40,793)	(57,923)
Borrowings under mortgage notes payable	—	—	100,435	100,435
Net repayments under revolving credit facility	(45,000)	—	—	(45,000)
Borrowing under senior notes payable	100,000	—	—	100,000
Repayment of senior notes payable	(106,455)	—	—	(106,455)
Payment of deferred financing costs	(309)	—	(1,722)	(2,031)
Proceeds from issuance of common stock	54,332	—	—	54,332
Repurchase of common stock	(511)	—	—	(511)
Stock issuance costs	(965)	—	—	(965)
Dividends paid to stockholders	(62,633)	—	—	(62,633)
Net cash (used in) provided by financing activities	(61,541)	(17,130)	57,920	(20,751)
Net increase in cash and cash equivalents	11,528	—	—	11,528
Cash and cash equivalents at beginning of the period	21,353	—	—	21,353
Cash and cash equivalents at end of the period	$32,881	$—	$—	$32,881

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(50,829)	$65,322	$70,493	$84,986
INVESTING ACTIVITIES:
Additions to income producing properties	(1,367)	(4,705)	(3,532)	(9,604)
Acquisition of land	—	(750)	—	(750)
Additions to construction in progress	(4,755)	(19,229)	(11,079)	(35,063)
Proceeds from sale of operating properties	—	4,526	—	4,526
Increase in deferred leasing costs and lease intangibles	(546)	(1,754)	(1,243)	(3,543)
Investment in joint ventures	(253)	—	(23,611)	(23,864)
Advances to joint ventures	—	—	(71)	(71)
Distributions from joint ventures	—	—	1,395	1,395
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	48,109	(43,800)	(4,309)	—
Net cash provided by (used in) investing activities	41,188	(64,170)	(42,450)	(65,432)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	—	(1,152)	(21,822)	(22,974)
Net borrowings under revolving credit facility	42,000	—	—	42,000
Repayment of senior notes payable	(110,122)	—	—	(110,122)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,812	—	—	124,812
Repurchase of common stock	(269)	—	—	(269)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(55,978)	—	—	(55,978)
Purchase of noncontrolling interests	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(5,005)	(5,005)
Net cash used in financing activities	(191)	(1,152)	(28,043)	(29,386)
Net decrease in cash and cash equivalents	(9,832)	—	—	(9,832)
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$17,637	$—	$—	$17,637

18.	Related Parties

In June 2016, we entered into an assignment agreement with Promed Manhattan, LLC (“Promed”), an affiliate of Gazit, whereby we will assume Promed’s lease with a third party landlord commencing September 1, 2016. The leased premises consists of office space located in the same building in New York City where we maintain our corporate headquarters. Concurrently with the lease assignment, we entered into a license agreement with Gazit Group USA, Inc. (“Gazit Group”), an affiliate of Gazit, whereby Gazit Group will have the right to use a designated portion of the office space subject to certain limitations. As part of the license agreement, Gazit Group will reimburse us for its pro-rata portion of the costs due to the landlord of the office space, which is currently estimated to be approximately $60,000 per month.

19.	Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2016 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.
In July 2016, we gave the servicer of the mortgage loan encumbering Culver Center located in Culver City, California, notice that we intend to defease the loan as soon as practicable. The mortgage loan has a principal balance of $64.0 million, an interest rate of 5.580% per annum and a maturity date of May 2017. In connection with the defeasance, we expect to recognize a net loss on the early extinguishment of debt of approximately $2.0 million.

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
As of June 30, 2016, our portfolio comprised 122 properties, including 97 retail properties and five non-retail properties totaling approximately 12.2 million square feet of gross leasable area, or GLA, 14 development or redevelopment properties with approximately 2.9 million square feet of GLA, and six land parcels. As of June 30, 2016, our retail occupancy excluding developments and redevelopments was 96.3% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
We witnessed increasing interest from prospective small shop tenants during 2015 and the first half of 2016 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are necessity-oriented retailers and are thus less susceptible to economic cycles. As of June 30, 2016, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Additionally, many of the shop tenants that locate in supermarket-anchored centers tend to be service-oriented uses rather than retailers, thus providing further resistance to any competitive encroachment due to e-commerce. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions and other financing activities into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While the markets in which we operate have experienced gradual improvement in general economic conditions in recent years, the rate of economic recovery has varied across our operating regions. In addition, the supply and demand for retail space in many of our markets is impacted by store openings and closings and mergers and bankruptcies of national and franchise operators. Certain retail categories such as electronic goods, office supply stores, apparel and book stores continue to face increased threats from e-commerce. We believe that recent growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers should help to mitigate the impact of these challenges on our business.
The execution of our business strategy during the second quarter of 2016 resulted in:

•	the acquisition of Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million;

•	the sale of two non-core assets located in Decatur, Georgia for aggregate gross proceeds of $7.5 million;

•	the issuance of 3.81% series A senior unsecured notes with an aggregate principal balance of $100.0 million that mature in May 2026;

•
the issuance of 866,325 shares of our common stock under our continuous equity offering program (the "ATM Program") at a weighted average price of $29.48 per share for cash proceeds of approximately $25.5 million before expenses;

•	the prepayment, without penalty, of two mortgage loans with an aggregate principal balance of $28.0 million and a weighted average interest rate of 5.94% per annum;

•
the signing of 41 new leases totaling 210,939 square feet, including, on a same-space(1) basis, 27 new leases totaling 147,066 square feet at an average rental rate of $24.49 per square foot in 2016 (excluding $15.09 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $23.01 per square foot, resulting in a 6.4% average rent spread on a cash basis;

•
the renewal and extension of 79 leases totaling 305,433 square feet, including, on a same-space basis, 77 leases totaling 303,268 square feet at an average rental rate of $22.42 per square foot in 2016 (excluding $3.02 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $20.89 per square foot, resulting in a 7.3% average rent spread on a cash basis;

•	the increase in retail occupancy(2) excluding developments and redevelopments to 96.3% at June 30, 2016 from 95.5% at June 30, 2015 and from 96.2% at March 31, 2016; and

•	the increase in occupancy on a same-property basis(3) to 96.3% at June 30, 2016 from 95.8% at June 30, 2015 and a decrease in occupancy on a same-property basis from 96.4% at March 31, 2016.
Including the above, for the six months ended June 30, 2016, the execution of our business strategy resulted in:

•	the sale of five non-core assets located in Georgia, Louisiana and Florida for aggregate gross proceeds of $17.8 million;

•
the issuance of approximately 1.9 million shares of our common stock under our ATM Program at a weighted average price of $28.59 per share for cash proceeds of approximately $53.0 million before expenses;

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

•	the prepayment, without penalty, of three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum; and

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
The Sports Authority filed for bankruptcy in March 2016. Prior to its filing, The Sports Authority leased a total of approximately 108,000 square feet of GLA at four of our shopping centers at an aggregate annualized base rent of approximately $3.8 million. During the course of its bankruptcy proceedings, The Sports Authority rejected leases at all four properties. We have executed leases totaling approximately 50,000 square feet of GLA at two of these properties at an aggregate annualized base rent of approximately $1.9 million, which is equivalent to the rent previously paid by The Sports Authority. The new tenants are expected to commence paying rent in December 2016, and we are actively marketing the two remaining locations.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended June 30, 2016, excluding dispositions consummated during the quarter, no properties were moved in or out of the same-property pool.

Comparison of the Three Months Ended June 30, 2016 to 2015
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended June 30,
	2016	2015	% Change
	(In thousands)
Total revenue	$92,531	$90,735	2.0%
Property operating expenses	12,570	12,522	0.4%
Real estate tax expense	11,070	10,862	1.9%
Depreciation and amortization expense	27,387	22,572	21.3%
General and administrative expenses	8,663	8,417	2.9%
Other income	223	5,597	(96.0)%
Interest expense	12,481	13,781	(9.4)%
Gain on sale of operating properties	913	3,355	(72.8)%
Loss on extinguishment of debt	183	2,701	(93.2)%
Net income	21,582	29,561	(27.0)%
Net income attributable to Equity One, Inc.	21,582	27,054	(20.2)%
Total revenue increased by $1.8 million, or 2.0%, to $92.5 million in 2016 from $90.7 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $2.6 million associated with properties acquired in 2015; and

•	an increase of approximately $1.4 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; partially offset by

•	a decrease of approximately $1.1 million associated with properties sold in 2016 and 2015;

•	a decrease in management and leasing services income of approximately $400,000 primarily associated with the unwinding of one of our joint ventures in 2015;

•
a decrease of approximately $400,000 related to lower rents from development and redevelopment properties primarily due to a $1.0 million lease termination fee received during the second quarter of 2015; and

•	a decrease of approximately $300,000 associated with non-retail properties due to lower occupancy.
Property operating expenses increased by $48,000, or 0.4%, to $12.6 million in 2016 from $12.5 million in 2015. The increase primarily consisted of the following:

•	a net increase of approximately $400,000 in same-property expenses; and

•	an increase of approximately $300,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $300,000 in operating expenses for development and redevelopment properties; and

•	a decrease of approximately $300,000 associated with properties sold in 2016 and 2015.

Real estate tax expense increased by $208,000, or 1.9%, to $11.1 million in 2016 from $10.9 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $300,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $100,000 associated with properties sold in 2016 and 2015.
Depreciation and amortization expense increased by $4.8 million, or 21.3%, to $27.4 million for 2016 from $22.6 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $4.9 million related to accelerated depreciation of assets razed as part of redevelopment projects and tenant vacancies in 2016;

•	an increase of approximately $1.2 million related to new depreciable assets added during 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $900,000 related to depreciation on properties acquired in 2016 and 2015; partially offset by

•	a decrease of approximately $1.8 million due to assets becoming fully depreciated and amortized during 2016 and 2015; and

•	a decrease of approximately $225,000 associated with properties sold in 2016 and 2015.
General and administrative expenses increased by $246,000, or 2.9%, to $8.7 million for 2016 from $8.4 million in 2015. The increase was primarily related to the following:

•	an increase in transaction-related costs primarily due to completed or pending property acquisitions and dispositions of approximately $470,000; and

•	an increase of approximately $200,000 in public company and other administrative expenses; partially offset by

•	a decrease of approximately $280,000 in total employment costs; and

•	a decrease of approximately $190,000 in professional services primarily due to lower franchise taxes, licenses and consulting fees.
Other income of $5.6 million in 2015 primarily related to the redemption of our interest in the GRI-EQY I, LLC joint venture (the "GRI JV"), resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption.
Interest expense decreased by $1.3 million, or 9.4%, to $12.5 million for 2016 from $13.8 million in 2015. The decrease was primarily attributable to the following:

•
a net decrease of approximately $3.0 million due to the redemption of our 6.25%, 6.00% and 5.375% unsecured senior notes in 2016 and 2015, partially offset by the issuance of our 3.81% series A senior unsecured notes; and

•
a decrease of approximately $80,000 associated with lower net mortgage interest expense primarily due to the repayment of mortgage loans during 2016 and 2015, partially offset by a new mortgage loan secured by Westbury Plaza; partially offset by

•	an increase of approximately $1.0 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $680,000 due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016; and

•	an increase of approximately $100,000 due to higher interest expense associated with the unsecured revolving credit facility.
We recorded a gain on the sale of operating properties in 2016 of $913,000 primarily from the sale of two properties during the quarter. The gain on the sale of operating properties of $3.4 million in 2015 is primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture.

We recorded a loss on extinguishment of debt of $2.7 million in 2015 from the redemption of our 5.375% unsecured senior notes due October 2015, which was comprised of a make-whole premium and deferred fees and costs associated with the notes.

As a result of the foregoing, net income decreased by $8.0 million to $21.6 million for 2016 compared to $29.6 million in 2015. Net income attributable to Equity One, Inc. decreased by $5.5 million to $21.6 million for 2016 compared to $27.1 million in 2015.
Comparison of the Six Months Ended June 30, 2016 to 2015
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2016 as compared to the same period in 2015:

	Six Months Ended June 30,
	2016	2015	% Change
	(In thousands)
Total revenue	$187,008	$179,214	4.3%
Property operating expenses	26,181	25,094	4.3%
Real estate tax expense	21,829	21,469	1.7%
Depreciation and amortization expense	53,544	43,588	22.8%
General and administrative expenses	17,374	17,157	1.3%
Other income	864	5,638	(84.7)%
Interest expense	25,329	28,590	(11.4)%
Gain on sale of operating properties	3,645	3,338	9.2%
Loss on extinguishment of debt	5,214	2,563	NM*
Impairment losses	—	11,507	(100.0)%
Net income	42,648	40,069	6.4%
Net income attributable to Equity One, Inc.	42,648	35,060	21.6%
______________________________________________
* NM = Not meaningful
Total revenue increased by $7.8 million, or 4.3%, to $187.0 million in 2016 from $179.2 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $6.0 million associated with properties acquired in 2015; and

•	an increase of approximately $5.2 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; partially offset by

•	a decrease of approximately $500,000 associated with non-retail properties primarily due to lower occupancy;

•	a decrease of approximately $2.2 million associated with properties sold in 2016 and 2015; and

•	a decrease in management and leasing services income of approximately $700,000 associated with our unconsolidated joint ventures in part due to the unwinding of one of our joint ventures in 2015.
Property operating expenses increased by $1.1 million, or 4.3%, to $26.2 million in 2016 from $25.1 million in 2015. The increase primarily consisted of the following:

•
a net increase of approximately $1.3 million in same-property expenses primarily due to higher bad debt expense of approximately $520,000 in part due to allowances for losses on accounts receivable established in connection with tenant bankruptcies, including The Sports Authority; and

•	an increase of approximately $700,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $700,000 associated with properties sold in 2016 and 2015; and

•	a decrease of approximately $300,000 in operating expenses for development and redevelopment properties.
Real estate tax expense increased by $360,000, or 1.7%, to $21.8 million in 2016 from $21.5 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $600,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $200,000 associated with properties sold in 2016 and 2015; and

•	a net decrease of approximately $100,000 in real estate tax expense across our portfolio of properties.
Depreciation and amortization expense increased by $10.0 million, or 22.8%, to $53.5 million for 2016 from $43.6 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $8.5 million related to accelerated depreciation of assets razed as part of redevelopment projects and tenant vacancies in 2016;

•	an increase of approximately $2.8 million related to new depreciable assets added during 2016 and 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $2.2 million related to depreciation on properties acquired in 2015; partially offset by

•	a decrease of approximately $3.0 million due to assets becoming fully depreciated and amortized during 2016 and 2015; and

•	a decrease of approximately $450,000 associated with properties sold in 2016 and 2015.
General and administrative expenses increased by $217,000, or 1.3%, to $17.4 million for 2016 from $17.2 million in 2015. The increase was primarily related to the following:

•	an increase in transaction-related costs primarily due to completed or pending property acquisitions and dispositions of approximately $270,000; and

•	an increase of approximately $200,000 in public company and other administrative expenses; partially offset by

•	a decrease of approximately $155,000 in professional services primarily due to lower franchise taxes, licenses and consulting fees; and

•	a decrease of approximately $75,000 in total employment costs.
Other income of $864,000 in 2016 includes $596,000 related to the settlement of claims for historical tenant bankruptcies. Other income of $5.6 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption.
Interest expense decreased by $3.3 million, or 11.4%, to $25.3 million for 2016 from $28.6 million in 2015. The decrease was primarily attributable to the following:

•
a net decrease of approximately $7.0 million due to the redemption of our 6.25%, 6.00% and 5.375% unsecured senior notes in 2016 and 2015, partially offset by the issuance of our 3.81% series A senior unsecured notes; partially offset by

•	an increase of approximately $2.1 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $1.2 million due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016; and

•	an increase of approximately $340,000 due to higher interest expense associated with the unsecured revolving credit facility.
We recorded a gain on the sale of operating properties in 2016 of $3.6 million primarily from the sale of five properties during the year. The gain on the sale of operating properties of $3.3 million in 2015 is primarily due to the redemption of our interest in the GRI JV which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture.

The loss on extinguishment of debt of $5.2 million in 2016 primarily resulted from the redemption of our 6.25% unsecured senior notes due January 2017 and was comprised of a make-whole premium and deferred fees and costs associated with the notes. The loss of $2.6 million in 2015 primarily resulted from the redemption of our 5.375% unsecured senior notes due October 2015, which was comprised of a make-whole premium and deferred fees and costs associated with the notes.
In 2015, we recorded impairment losses of $11.5 million primarily associated with properties sold during the year ended December 31, 2015.
As a result of the foregoing, net income increased by $2.6 million to $42.6 million for 2016 compared to $40.1 million in 2015. Net income attributable to Equity One, Inc. increased by $7.6 million to $42.6 million for 2016 compared to $35.1 million in 2015.
Funds From Operations
We believe Funds from Operations (“FFO”) (when combined with the primary presentations in accordance with accounting principles generally accepted in the United States of America ("GAAP")) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”
FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” NAREIT further states that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that the presentation of comparable period operating results generated from our FFO measure provides financial analysts, investors and stockholders with more complete information regarding our performance than they would have without the presentation of this information. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
The following table reflects the reconciliation of net income attributable to Equity One, Inc., the most directly comparable GAAP measure, to FFO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Equity One, Inc.	$21,582	$27,054	$42,648	$35,060
Adjustments:
Real estate depreciation and amortization, net of noncontrolling interest	27,100	22,251	52,931	42,950
Pro rata share of real estate depreciation and amortization from unconsolidated joint ventures	888	1,027	1,769	2,060
Gain on disposal of depreciable real estate (1)	(913)	(3,355)	(3,645)	(3,338)
Pro rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	—	(5,498)	—	(5,498)
Impairments of depreciable real estate	—	—	—	11,307
Tax effect of adjustments	—	—	—	(246)
FFO	48,657	41,479	93,703	82,295
Earnings attributed to noncontrolling interest (3)	—	2,499	—	4,998
FFO available to diluted common stockholders	$48,657	$43,978	$93,703	$87,293

FFO per diluted common share	$0.34	$0.31	$0.66	$0.63
Weighted average diluted shares (4)	142,227	140,502	141,738	138,437

__________________________________________

(1)	Includes the recognition of deferred gains of $3.3 million associated with the past disposition of assets by us to GRI JV for the three and six months ended June 30, 2015.

(2)	Includes the remeasurement of the fair value of our equity interest in the GRI JV of $5.5 million for the three and six months ended June 30, 2015.

(3)
Represents earnings attributed to convertible units held by LIH for the three and six months ended June 30, 2015. Although these convertible units are excluded from the calculation of earnings per diluted share for the three and six months ended June 30, 2015, FFO available to diluted common stockholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share. In January 2016, LIH exercised its redemption right with respect to all of its outstanding convertible units in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016.

(4)
Weighted average diluted shares used to calculate FFO per share are higher than the GAAP diluted weighted average shares for the three and six months ended June 30, 2015 as a result of the dilutive impact of the 11.4 million joint venture units that were held by LIH which were convertible into our common stock. These convertible units were not included in the diluted weighted average share count for GAAP purposes for the three and six months ended June 30, 2015 because their inclusion was anti-dilutive.

Same-Property NOI
In this section, we present NOI and cash NOI, which are non-GAAP financial measures. The most directly comparable GAAP measure is net income attributable to Equity One, Inc., which, to calculate NOI, is adjusted to add back depreciation and amortization expense, general and administrative expense, interest expense and impairment losses, and to exclude income tax provision of taxable REIT subsidiaries, net income attributable to noncontrolling interests, management and leasing services income, equity in income of unconsolidated joint ventures, gain/loss on sale of operating properties, gain/loss on extinguishment of debt and other income. Cash NOI is further adjusted to exclude straight-line rent, amortization of below-market ground lease intangibles, amortization of lease incentives, and accretion of below market lease intangibles (net), and to include management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI and cash NOI internally as performance measures and believe cash NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses cash NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI and cash NOI are useful to investors as performance measures because, when compared across periods, NOI and cash NOI reflect the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Equity One, Inc. NOI and cash NOI exclude certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI and cash NOI presented by us may not be comparable to NOI and cash NOI reported by other REITs that define NOI and cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI and cash NOI should be examined in conjunction with net income attributable to Equity One, Inc. as presented in our condensed consolidated financial statements. NOI and cash NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
Same-property NOI increased by $2.1 million, or 4.5%, and $4.6 million, or 5.0%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. The increase in same-property NOI for the three and six months ended June 30, 2016 was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) from increased occupancy, renewals and contractual rent increases, partially offset by higher recoverable expenses, net of recovery income, and higher bad debt expense, including reserves recorded in connection with The Sports Authority and Kabooms bankruptcies. Same-property NOI including redevelopments increased $3.4 million, or 6.1%, and $6.2 million, or 5.5%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015.
The following table reflects the reconciliation of net income attributable to Equity One, Inc., the most directly comparable GAAP measure, to same-property NOI for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except number of properties)
Net income attributable to Equity One, Inc.	$21,582	$27,054	$42,648	$35,060
Net income attributable to noncontrolling interests	—	2,507	—	5,009
Income tax provision of taxable REIT subsidiaries	331	187	771	151
Income before income taxes	21,913	29,748	43,419	40,220
Less:
Management and leasing services income	196	631	499	1,186
Equity in income of unconsolidated joint ventures	600	1,116	1,373	1,998
Gain on sale of operating properties	913	3,355	3,645	3,338
Other income	223	5,597	864	5,638
Add:
Depreciation and amortization expense	27,387	22,572	53,544	43,588
General and administrative expense	8,663	8,417	17,374	17,157
Interest expense	12,481	13,781	25,329	28,590
Loss on extinguishment of debt	183	2,701	5,214	2,563
Impairment losses	—	200	—	11,507
Total NOI	68,695	66,720	138,499	131,465
Straight-line rent	(1,145)	(1,279)	(2,603)	(2,410)
Accretion of below-market lease intangibles, net	(3,024)	(3,765)	(6,246)	(6,889)
Intercompany management fees	(3,016)	(2,797)	(5,940)	(5,586)
Amortization of lease incentives	351	213	638	510
Amortization of below-market ground lease intangibles	176	150	352	298
Total Cash NOI	62,037	59,242	124,700	117,388
Other non same-property NOI	(2,880)	(2,146)	(6,023)	(4,162)
Adjustments (1)	365	(1,009)	(51)	(771)
Same-property NOI including redevelopments (2)	59,522	56,087	118,626	112,455
Redevelopment property NOI	(10,479)	(9,156)	(20,607)	(19,064)
Same-property NOI (2)	$49,043	$46,931	$98,019	$93,391

Growth in same-property NOI	4.5%		5.0%
Number of properties (3)	89		89

Growth in same-property NOI including redevelopments	6.1%		5.5%
Number of properties (4)	102		102
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

(2)
Included in same-property NOI for the three and six months ended June 30, 2016 is $241,000 and $366,500 in rents related to prior periods that were recognized in connection with the execution of a retroactive anchor lease renewal at Westwood Complex.

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

Critical Accounting Policies
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of operating properties, real estate acquisitions, real estate properties and development assets, long lived assets, investments in joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three and six months ended June 30, 2016, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.

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
As of June 30, 2016, we had $32.9 million of cash and cash equivalents available. We have a revolving credit facility providing for borrowings of up to $600.0 million subject to the satisfaction of certain financial covenants. As of June 30, 2016, the full amount of the facility was available to us based on our financial covenants as of that date. As of June 30, 2016, we had drawn $51.0 million against the facility, which bore interest at a weighted average rate of 1.51% per annum, and we had letters of credit outstanding under the facility with an aggregate face amount of $1.5 million. In addition, we have a delayed draw term loan facility that provides for borrowings up to $300.0 million. As of June 30, 2016, we had drawn $225.0 million against the facility.
During the remainder of 2016, we have approximately $3.1 million in scheduled debt maturities and normal recurring principal amortization payments. In July 2016, we redeemed our 6.00% unsecured senior notes, which had a principal balance of $117.0 million, and gave notice to defease a mortgage loan currently outstanding with a principal balance of $64.0 million. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, credit facilities, cash from property dispositions and our anticipated $100.0 million senior unsecured note issuance in August 2016 will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of June 30, 2016, we have invested an aggregate of approximately $110.1 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $137.1 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $15.1 million over the next one to two years based on our current plans and estimates. Additionally, we expect to spend substantial amounts with respect to redevelopment and development projects to be announced in the future.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2016:

•	We acquired Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million;

•	We issued 3.81% series A senior unsecured notes with an aggregate principal balance of $100.0 million that mature in May 2026;

•	We issued approximately 1.9 million shares of our common stock under our ATM Program at a weighted average price of $28.59 per share for cash proceeds of approximately $53.0 million before expenses;

•	We received proceeds of $1.3 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We redeemed our 6.25% unsecured senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017;

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

•	We prepaid, without penalty, three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum;

•	We sold five non-core assets for aggregate gross proceeds of $17.8 million;

•	We repaid $45.0 million under our $600.0 million line of credit; and

•	We invested $47.4 million in capital expenditures to improve our properties.
In July 2016, we redeemed our 6.00% unsecured senior notes, which had a principal balance of $117.0 million and were scheduled to mature in September 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $7.0 million.

In July 2016, we gave the servicer of the mortgage loan encumbering Culver Center located in Culver City, California, notice that we intend to defease the loan as soon as practicable. The mortgage loan has a principal balance of $64.0 million, an interest rate of 5.580% per annum and a maturity date of May 2017.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$92,752	$84,986	$7,766
Net cash used in investing activities	$(60,473)	$(65,432)	$4,959
Net cash used in financing activities	$(20,751)	$(29,386)	$8,635
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $92.8 million for the six months ended June 30, 2016 compared to $85.0 million in the 2015 period. The increase is due primarily to an increase in cash from our rental properties and a decrease in interest expense as a result of refinancing activities, including a lower effective interest rate on our long-term debt.
Net cash used in investing activities was $60.5 million for the six months ended June 30, 2016 compared to $65.4 million for the same period in 2015. Investing activities during 2016 consisted primarily of: additions to construction in progress of $36.3 million; an acquisition of income producing property of $30.0 million and additions to income producing properties of $7.6 million; partially offset by proceeds related to the sale of operating properties of $16.5 million. Investing activities during 2015 primarily consisted of: additions to construction in progress of $35.1 million; investments in joint ventures of $23.9 million and additions to income producing properties of $9.6 million; partially offset by proceeds from the sale of operating properties of $4.5 million.

The following summarizes our capital expenditures:

	Six Months Ended June 30,
	2016	2015
Capital expenditures:	(In thousands)
Tenant improvements, allowances and landlord costs	$3,772	$4,667
Maintenance capital expenditures	1,852	2,853
Leasing commissions and costs	3,284	3,695
Developments	607	9,403
Redevelopments	23,004	13,245
Tactical capital improvements	9,196	11,422
Total capital expenditures	41,715	45,285
Net change in accrued capital spending	5,688	2,925
Capital expenditures per condensed consolidated statements of cash flows	$47,403	$48,210
The decrease in development capital expenditures during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of costs incurred in 2015 for Broadway Plaza. The increase in redevelopment capital expenditures during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of costs incurred in 2016 related to the redevelopment of Serramonte Center, partially offset by costs incurred in 2015 associated with the redevelopment of Alafaya Commons, Boynton Plaza, and Kirkman Shoppes. We capitalized internal costs related to capital expenditures of $3.6 million and $3.5 million during the six months ended June 30, 2016 and 2015, respectively, primarily related to successful leasing activities of $2.1 million and $2.1 million, respectively, development activities of $132,000 and $294,000, respectively, and redevelopment and expansion activities of $1.2 million and $751,000, respectively. Capitalized interest totaled $1.2 million and $2.5 million during the six months ended June 30, 2016 and 2015, respectively, primarily related to development and redevelopment activities.
Net cash used in financing activities totaled $20.8 million for the six months ended June 30, 2016 compared to $29.4 million for the same period in 2015. Activity during 2016 consisted of: the repayment of senior debt borrowings of $106.5 million; dividends paid to stockholders of $62.6 million; prepayments and repayments of mortgage debt of $57.9 million and net repayments under the revolving credit facility of $45.0 million; partially offset by: a borrowing under our senior notes of $100.0 million; borrowings under our mortgage notes of $100.4 million and gross proceeds from common stock issuances of $54.3 million. Activity during 2015 related to: the repayment of senior debt borrowings of $110.1 million; dividends paid to stockholders of $56.0 million; prepayments and repayments of $23.0 million of mortgage debt; and distributions to noncontrolling interests of $5.0 million; partially offset by: gross proceeds from common stock issuances of $124.8 million and net borrowings under the revolving credit facility of $42.0 million.
Future Contractual Obligations. The following table provides a summary of our fixed, non-cancelable obligations as of June 30, 2016:

	Payments due by period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$56,114	$3,104	$6,567	$6,767	$5,542	$5,471	$28,663
Balloon payments	266,636	—	64,000	82,504	18,330	—	101,802
Total mortgage obligations	322,750	3,104	70,567	89,271	23,872	5,471	130,465
Unsecured revolving credit facilities	51,000	—	—	51,000	—	—	—
Unsecured senior notes	516,998	—	116,998	—	—	—	400,000
Term loans	475,000	—	—	—	250,000	225,000	—
Total unsecured obligations	1,042,998	—	116,998	51,000	250,000	225,000	400,000
Operating leases	42,672	1,635	1,682	1,722	1,681	1,656	34,296
Total contractual obligations (1) (2)	$1,408,420	$4,739	$189,247	$141,993	$275,553	$232,127	$564,761
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
The following table sets forth certain information regarding future interest obligations on outstanding debt (excluding our revolving credit facility) as of June 30, 2016:

	Payments due by period
Interest Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage notes	$69,560	$8,114	$13,863	$11,109	$6,979	$6,069	$23,426
Unsecured senior notes	121,755	11,040	22,080	15,060	15,060	15,060	43,455
Term loans	33,948	5,107	10,187	10,187	4,896	3,571	—
Total interest obligations	$225,263	$24,261	$46,130	$36,356	$26,935	$24,700	$66,881

Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2016, we have investments in six unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, four of these entities and therefore account for these investments using the equity method of accounting, while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures, see Note 4 to the condensed consolidated financial statements included in this report.
As of June 30, 2016, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was approximately $145.2 million, of which our aggregate proportionate share was approximately $43.6 million. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit. As of June 30, 2016, we had provided letters of credit having an aggregate face amount of $1.5 million as additional security for financial and other obligations. All of our letters of credit are issued under our $600.0 million revolving credit facility.
Construction Commitments. As of June 30, 2016, we have invested an aggregate of approximately $110.1 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $137.1 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $15.1 million over the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, issuances of equity under our ATM program, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $42.7 million.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of June 30, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
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
Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund our development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding such risks.
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
As of June 30, 2016, we had $303.8 million of floating rate debt outstanding under our unsecured delayed draw term loan facility, unsecured revolving line of credit and mortgage loan for Concord Shopping Plaza. As of June 30, 2016, we had drawn $225.0 million against our unsecured delayed draw term loan facility, which bears interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%. As of June 30, 2016, we had $51.0 million outstanding under our unsecured revolving line of credit, which bears interest at applicable LIBOR plus 0.875% to 1.550%, depending on the credit ratings of our unsecured senior notes, and we had a $27.8 million mortgage loan for Concord Shopping Plaza, which bears interest at one-month LIBOR plus 1.35%. Considering the total outstanding balance of $303.8 million as of June 30, 2016, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.0 million per year.
The fair value of our fixed-rate debt was $841.4 million as of June 30, 2016, which includes our unsecured senior notes payable and mortgage notes (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of June 30, 2016, would decrease by approximately $39.0 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $41.8 million. This assumes that our total outstanding fixed-rate debt remains at approximately $812.0 million, the balance as of June 30, 2016.
As of June 30, 2016, we had $250.0 million outstanding under our term loan which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $251.0 million as of June 30, 2016. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of June 30, 2016, would decrease by approximately $6.7 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of June 30, 2016, would increase by approximately $6.7 million.
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
As of June 30, 2016, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our unsecured senior notes. As of June 30, 2016, the fair value of our interest rate swaps was a liability of $5.6 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016, and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior unsecured notes due 2026, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap, which is reflected in accumulated other comprehensive loss, will amortize through interest expense over the life of the unsecured senior notes that were issued in May 2016.
As of June 30, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of June 30, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
April 1, 2016 - April 30, 2016	158	(1)	$28.13	N/A	N/A
May 1, 2016 - May 31, 2016	8,491	(1)	$29.67	N/A	N/A
June 1, 2016 - June 30, 2016	—		$—	N/A	N/A
	8,649		$29.64	N/A	N/A
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

EQUITY ONE, INC.

Date:	August 8, 2016	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2016	/s/ Angela Valdes
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