Form 10-Q
period 2016-09-30
EQUITY ONE, INC.
filed 2016-11-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 2, 2016, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 145,142,192.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets September 30, 2016 and December 31, 2015 (Unaudited) (In thousands, except share par value amounts)

	September 30, 2016	December 31, 2015
ASSETS
Properties:
Income producing	$3,419,180	$3,337,531
Less: accumulated depreciation	(482,551)	(438,992)
Income producing properties, net	2,936,629	2,898,539
Construction in progress and land	133,131	167,478
Property held for sale	19,346	2,419
Properties, net	3,089,106	3,068,436
Cash and cash equivalents	18,796	21,353
Cash held in escrow and restricted cash	250	250
Accounts and other receivables, net	12,342	11,808
Investments in and advances to unconsolidated joint ventures	62,561	64,600
Goodwill	5,838	5,838
Other assets	206,018	203,618
TOTAL ASSETS	$3,394,911	$3,375,903

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage loans	$257,224	$282,029
Senior notes	500,000	518,401
Term loans	475,000	475,000
Revolving credit facility	65,000	96,000
	1,297,224	1,371,430
Unamortized deferred financing costs and premium/discount on notes payable, net	(7,932)	(4,708)
Total notes payable	1,289,292	1,366,722
Other liabilities:
Accounts payable and accrued expenses	67,285	46,602
Tenant security deposits	9,689	9,449
Deferred tax liability	13,750	13,276
Other liabilities	165,527	169,703
Total liabilities	1,545,543	1,605,752
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 144,760 and 129,106 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,448	1,291
Additional paid-in capital	2,302,681	1,972,369
Distributions in excess of earnings	(447,029)	(407,676)
Accumulated other comprehensive loss	(7,732)	(1,978)
Total stockholders’ equity of Equity One, Inc.	1,849,368	1,564,006
Noncontrolling interests	—	206,145
Total equity	1,849,368	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,394,911	$3,375,903

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and nine months ended September 30, 2016 and 2015 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$71,599	$68,836	$213,822	$203,221
Expense recoveries	20,732	20,204	61,816	60,520
Percentage rent	1,086	1,153	4,288	4,480
Management and leasing services	338	246	837	1,432
Total revenue	93,755	90,439	280,763	269,653
COSTS AND EXPENSES:
Property operating	12,832	13,311	39,013	38,767
Real estate taxes	11,368	11,100	33,197	32,207
Depreciation and amortization	24,319	25,385	77,863	68,973
General and administrative	9,057	9,207	26,431	26,364
Total costs and expenses	57,576	59,003	176,504	166,311
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	36,179	31,436	104,259	103,342
OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures	736	2,435	2,109	4,433
Other income	6	226	870	5,864
Interest expense	(11,491)	(13,453)	(36,820)	(42,043)
Gain on sale of operating properties	48	614	3,693	3,952
Loss on extinguishment of debt	(9,436)	—	(14,650)	(2,563)
Impairment losses	(3,121)	(2,417)	(3,121)	(13,924)
INCOME BEFORE INCOME TAXES	12,921	18,841	56,340	59,061
Income tax (provision) benefit of taxable REIT subsidiaries	(360)	618	(1,131)	467
NET INCOME	12,561	19,459	55,209	59,528
Net income attributable to noncontrolling interests	—	(2,498)	—	(7,507)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$12,561	$16,961	$55,209	$52,021

EARNINGS PER COMMON SHARE
Basic	$0.09	$0.13	$0.39	$0.41
Diluted	$0.09	$0.13	$0.39	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	143,773	129,013	141,726	127,590
Diluted	144,106	129,146	142,537	127,774

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66	$0.66

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$12,561	$19,459	$55,209	$59,528
OTHER COMPREHENSIVE INCOME (LOSS):
Effective portion of change in fair value of interest rate swaps (1)	1,070	(3,673)	(8,245)	(6,893)
Reclassification of net losses on interest rate swaps into interest expense	670	861	2,052	2,567
Reclassification of deferred losses on settled interest rate swaps into interest expense	303	16	439	48
Other comprehensive income (loss)	2,043	(2,796)	(5,754)	(4,278)
COMPREHENSIVE INCOME	14,604	16,663	49,455	55,250
Comprehensive income attributable to noncontrolling interests	—	(2,498)	—	(7,507)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,604	$14,165	$49,455	$47,743
(1) This amount includes our share of our unconsolidated joint ventures' net unrealized gains (losses) of $22 and $(428) for the three and nine months ended September 30, 2016, respectively, and $(272) and $(304) for the same periods during 2015, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2016
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	129,106	$1,291	$1,972,369	$(407,676)	$(1,978)	$1,564,006	$206,145	$1,770,151
Issuance of common stock	4,315	43	121,963	—	—	122,006	—	122,006
Repurchase of common stock	(19)	—	(554)	—	—	(554)	—	(554)
Stock issuance costs	—	—	(1,905)	—	—	(1,905)	—	(1,905)
Share-based compensation expense	—	—	4,116	—	—	4,116	—	4,116
Restricted stock reclassified from liability to equity	—	—	661	—	—	661	—	661
Net income	—	—	—	55,209	—	55,209	—	55,209
Dividends declared on common stock	—	—	—	(94,562)	—	(94,562)	—	(94,562)
Redemption of noncontrolling interests	11,358	114	206,031	—	—	206,145	(206,145)	—
Other comprehensive loss	—	—	—	—	(5,754)	(5,754)	—	(5,754)
BALANCE AT SEPTEMBER 30, 2016	144,760	$1,448	$2,302,681	$(447,029)	$(7,732)	$1,849,368	$—	$1,849,368

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$55,209	$59,528
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent	(3,773)	(3,511)
Accretion of below-market lease intangibles, net	(9,797)	(10,288)
Amortization of lease incentives	927	772
Amortization of below-market ground lease intangibles	540	450
Equity in income of unconsolidated joint ventures	(2,109)	(4,433)
Remeasurement gain on equity interests in joint ventures	—	(5,498)
Deferred income tax provision (benefit)	633	(467)
Increase in allowance for losses on accounts receivable	1,546	2,616
Amortization of deferred financing costs and premium/discount on notes payable, net	1,417	658
Depreciation and amortization	80,691	70,597
Share-based compensation expense	4,373	3,846
Amortization of deferred losses on settled interest rate swaps	218	48
Gain on sale of operating properties	(3,693)	(3,952)
Loss on extinguishment of debt	14,650	2,563
Operating distributions from joint ventures	2,129	2,699
Impairment losses	3,121	13,924
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(1,985)	(3,360)
Other assets	(1,726)	(6,057)
Accounts payable and accrued expenses	14,293	10,323
Tenant security deposits	240	226
Other liabilities	991	(672)
Net cash provided by operating activities	157,895	130,012

INVESTING ACTIVITIES:
Acquisition of income producing properties	(30,000)	(11,800)
Additions to income producing properties	(11,756)	(15,008)
Acquisition of land	—	(1,350)
Additions to construction in progress	(58,845)	(48,155)
Deposits for the acquisition of income producing properties	(3,250)	(2,610)
Proceeds from sale of operating properties	16,491	5,809
Increase in deferred leasing costs and lease intangibles	(5,186)	(5,000)
Investment in joint ventures	(339)	(23,895)
Advances to joint ventures	—	(16)
Distributions from joint ventures	1,308	7,829
Collection of development costs tax credit	—	1,542
Net cash used in investing activities	(91,577)	(92,654)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2016 and 2015 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
FINANCING ACTIVITIES:
Repayments of mortgage loans	$(59,356)	$(24,674)
Purchase of marketable securities for defeasance of mortgage loan	(66,447)	—
Borrowings under mortgage loans	100,435	—
Net (repayments) borrowings under revolving credit facility	(31,000)	57,000
Borrowings under senior notes	200,000	—
Repayment of senior notes	(230,425)	(110,122)
Payment of deferred financing costs	(7,067)	(10)
Proceeds from issuance of common stock	122,006	124,870
Repurchase of common stock	(554)	(298)
Stock issuance costs	(1,905)	(624)
Dividends paid to stockholders	(94,562)	(84,466)
Purchase of noncontrolling interests	—	(1,216)
Distributions to noncontrolling interests	—	(7,503)
Net cash used in financing activities	(68,875)	(47,043)

Net decrease in cash and cash equivalents	(2,557)	(9,685)
Cash and cash equivalents at beginning of the period	21,353	27,469
Cash and cash equivalents at end of the period	$18,796	$17,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,877 and $3,702 in 2016 and 2015, respectively)	$35,587	$44,845

We acquired upon acquisition of certain income producing properties and land:
Income producing properties and land	$40,201	$92,078
Intangible and other assets	3,361	7,471
Intangible and other liabilities	(13,562)	(14,399)
Net assets acquired	30,000	85,150
Assumption of mortgage loan	—	(27,750)
Transfer of existing equity interests in joint ventures	—	(44,250)
Cash paid for income producing properties and land	$30,000	$13,150

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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
As of September 30, 2016, our portfolio comprised 122 properties, including 98 retail properties and five non-retail properties totaling approximately 12.3 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. As of September 30, 2016, our retail occupancy excluding developments and redevelopments was 95.4% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for a full year.
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

Standards that are not yet adopted
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The standard amends the existing guidance and addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The standard requires a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, entities may apply the amendments prospectively as of the earliest date practicable.
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

Standards that were adopted
ASU 2016-09, Compensation - Stock Compensation (Topic 718)
The standard simplifies several aspects of the existing guidance for accounting for share-based payment transactions, including classification of awards as either equity or liabilities and an option to recognize stock compensation forfeitures as they occur. Early adoption of this standard is permitted. Depending on the specific amendment, the standard requires prospective, retrospective or a modified retrospective transition approach.
September 2016
We elected to early adopt the provisions of ASU 2016-09 and made a policy election to account for forfeitures when they occur (previously, we estimated the number of awards that were expected to vest primarily based on historical data). The adoption and implementation of this standard did not have a material impact on our results of operations, financial condition or cash flows.

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
3.    Acquisition and Disposition Activity
Acquisition Activity
In June 2016, we acquired Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million. The property was acquired through a reverse Section 1031 like-kind exchange agreement with a third party intermediary. See Note 5 for further discussion. The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
The aggregate purchase price of the above property acquisition has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$25,393	N/A
Land improvements	522	8.0
Buildings	14,110	25.0
Tenant improvements	176	7.7
In-place lease interests	3,287	7.7
Leasing commissions	72	7.7
Lease origination costs	2	7.7
Below-market leases	(13,562)	7.7
	$30,000
During the three and nine months ended September 30, 2016, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.

During the three and nine months ended September 30, 2016, we expensed transaction-related costs in connection with completed or pending property acquisitions of $184,000 and $893,000, respectively, and $466,000 and $779,000 for the same periods in 2015, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.

Disposition Activity
The following table provides a summary of disposition activity during the nine months ended September 30, 2016:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
May 11, 2016	Wesley Chapel	Decatur	GA	164,153	$7,094
May 11, 2016	Hairston Center	Decatur	GA	13,000	431
February 18, 2016	Sherwood South	Baton Rouge	LA	77,489	3,000
February 18, 2016	Plaza Acadienne	Eunice	LA	59,419	1,775
February 11, 2016	Beauclerc Village	Jacksonville	FL	68,966	5,525
Total					$17,825

In September 2016, we executed a contract for the sale of a property located in Thomasville, North Carolina. The contract is subject to various contingencies, and the property did not meet the criteria to be classified as held for sale. During the three months ended September 30, 2016, we concluded that our carrying value of the property was not recoverable based on the total projected undiscounted cash flows from the property and recognized an impairment loss of $2.5 million.

In connection with the acquisition of the Westwood Complex located in Bethesda, Maryland, we acquired a 211,020 square foot apartment building that is subject to a master lease pursuant to which the tenant has the option to purchase the building for $20.0 million in 2017. As of September 30, 2016, the tenant had exercised its option, and the property met the criteria to be classified as held for sale.

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

4.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	September 30, 2016	December 31, 2015
				(In thousands)
G&I Investment South Florida Portfolio, LLC	1	FL	20.0%	$3,746	$3,719
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,112	19,263
Equity One JV Portfolio, LLC (2)	6	FL, MA, NJ	30.0%	37,991	39,501
Other Equity Investment (3)			45.0%	—	329
Total				62,195	64,158
Advances to unconsolidated joint ventures				366	442
Investments in and advances to unconsolidated joint ventures				$62,561	$64,600
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of September 30, 2016 and December 31, 2015 is presented net of a deferred gain of approximately $376,000 associated with the disposition of assets by us to the joint venture.
(3) In February 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. In September 2016, we recognized an impairment loss of $667,000, which represented the carrying amount of the investment, as a result of our decision to withdraw from the joint venture.
Equity in income of unconsolidated joint ventures totaled $736,000 and $2.1 million for the three and nine months ended September 30, 2016, respectively, and totaled $2.4 million and $4.4 million, respectively, for the same periods in 2015. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled $338,000 and $837,000 for the three and nine months ended September 30, 2016, respectively, and totaled $246,000 and $1.4 million for the same periods in 2015, respectively.
As of September 30, 2016 and December 31, 2015, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $144.8 million and $146.2 million, respectively, of which our aggregate proportionate share was $43.4 million and $43.9 million, respectively.
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
The majority of the operations of the VIE are funded with cash flows generated from the property. We did not provide financial support to the VIE which we were not previously contractually required to provide, and our contractual commitments consisted primarily of funding any expenditures which were deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may have experienced.

6.    Other Assets
The following is a summary of the composition of the other assets included in the condensed consolidated balance sheets:

	September 30, 2016	December 31, 2015
	(In thousands)
Lease intangible assets, net	$95,246	$101,010
Leasing commissions, net	42,640	41,211
Prepaid expenses and other receivables	15,582	13,074
Straight-line rent receivables, net	32,525	28,910
Deposits and mortgage escrows	7,725	7,980
Deferred financing costs, net	6,003	3,419
Furniture, fixtures and equipment, net	2,500	3,255
Fair value of interest rate swaps	—	835
Deferred tax asset	3,797	3,924
Total other assets	$206,018	$203,618
7.    Borrowings
Mortgage Loans
As of September 30, 2016, the weighted average interest rate (based on contractual rates and excluding amortization of deferred financing costs and premium/discount) of our mortgage loans was 4.92%.
During the nine months ended September 30, 2016, we prepaid, without penalty, three mortgage loans with an aggregate principal balance of $44.0 million and an aggregate weighted average interest rate of 6.08%.
In August 2016, we legally defeased the mortgage loan that was secured by Culver Center located in Culver City, California. The mortgage loan had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum, and was scheduled to mature in May 2017. The cash outlay required for the defeasance of approximately $66.4 million was based on the purchase price of U.S. government securities that will generate sufficient cash flows to fund the remaining payment obligations under the loan from the effective date of the defeasance through the maturity date in May 2017. In connection with the defeasance, the mortgage and other liens on the property were extinguished, and all existing collateral were released. As a result of the transaction, we recognized a loss on the early extinguishment of debt of $1.6 million, which is the difference between the value of the U.S. government securities that were transferred to the successor borrower and the carrying amount of the loan, including the related unamortized premium balance, at the date of the defeasance.
In June 2016, in order to effectuate a substitution of collateral, we repaid a mortgage loan having a principal balance of $10.6 million and an interest rate of 5.01% secured by Talega Village Center located in San Clemente, California. Concurrent with the repayment of the Talega Village Center mortgage loan, we entered into a new mortgage loan secured by Circle Center West located in Long Beach, California which carries the same terms as the previous Talega Village Center mortgage loan.
In January 2016, we entered into a mortgage loan secured by Westbury Plaza located in Nassau County, New York. The mortgage loan has a principal balance of $88.0 million, bears interest at a rate of 3.76% per annum, and matures on February 1, 2026.
Senior Notes
As of September 30, 2016, the weighted average interest rate (based on contractual rates and excluding amortization of deferred financing costs, premium/discount, and deferred losses on settled interest rate swaps) of our unsecured senior notes was 3.79%.
In July 2016, we redeemed our 6.00% senior notes, which had a principal balance of $117.0 million and were scheduled to mature in September 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $7.0 million. In connection with the redemption, we recognized a loss on the early extinguishment of debt of $7.4 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.

In April 2016, we entered into a note purchase agreement for the issuance of $200.0 million of two series of unsecured senior notes. In May 2016, we completed a private placement of 3.81% series A senior notes with an aggregate principal balance of $100.0 million that mature in May 2026. In August 2016, we completed a private placement of 3.91% series B senior notes with an aggregate principal balance of $100.0 million that mature in August 2026. Our obligations under the notes are guaranteed by certain of our subsidiaries. We may prepay the notes, in whole or in part, at any time at a price equal to the outstanding principal amount of such notes plus a make-whole premium.

In February 2016, we redeemed our 6.25% senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and a required make-whole premium of $5.0 million. In connection with the redemption, we recognized a loss on the early extinguishment of debt of $5.2 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the notes.
Revolving Credit Facility
In September 2016, we closed on an $850.0 million unsecured revolving credit facility which replaced our $600.0 million credit facility. The credit facility is with a syndicate of banks and can be increased through an accordion feature up to an aggregate of $1.7 billion, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.825% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our senior notes. The facility expires on February 1, 2021, with two six-month extensions at our option, subject to certain conditions. As of September 30, 2016, the interest rate margin applicable to amounts outstanding under the facility was 1.00% per annum, and the facility fee was 0.20% per annum. As of September 30, 2016, we had drawn $65.0 million against the facility, which bore interest at a weighted average rate of 1.53% per annum. As of December 31, 2015, we had drawn $96.0 million against the $600.0 million credit facility, which bore interest at a weighted average rate of 1.47% per annum. As of September 30, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum credit available to us thereunder was approximately $850.0 million, less outstanding borrowings of $65.0 million and letters of credit with an aggregate face amount of $1.6 million.
The facility contains a number of customary restrictions on our business and also includes various financial covenants, including maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. The facility is guaranteed on an unsecured senior basis by the same subsidiaries which guaranty our senior notes and term loan facilities.
Term Loans and Interest Rate Swaps
We have an unsecured delayed draw term loan facility pursuant to which we may borrow up to the principal amount of $300.0 million in aggregate in one or more borrowings at any time prior to December 2, 2016 and which has a maturity date of December 2, 2020. As of September 30, 2016 and December 31, 2015, we had drawn $225.0 million against the facility.
In September 2016, certain amendments were made to the terms of our $300.0 million delayed draw term loan facility and our $250.0 million term loan to be consistent with certain terms in our new $850.0 million unsecured revolving credit facility. The amendments included, but are not limited to, modification of certain covenants and provisions, including the removal of certain restrictions on investments and a decrease in the capitalization rate used to determine compliance with financial covenants.

At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of September 30, 2016 and December 31, 2015, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of September 30, 2016, the fair value of our interest rate swaps was a liability of $4.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.0 million as an increase to interest expense.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016 and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior notes due 2026, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap is included in accumulated other comprehensive loss and will amortize through interest expense over the life of the senior notes that were issued in May 2016. Within the next 12 months, we expect to reclassify $308,000 as an increase to interest expense.
8.    Other Liabilities
The following is a summary of the composition of other liabilities included in the condensed consolidated balance sheets:

	September 30, 2016	December 31, 2015
	(In thousands)
Lease intangible liabilities, net	$154,340	$159,665
Prepaid rent	10,279	9,361
Other	908	677
Total other liabilities	$165,527	$169,703
9.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed N.V. ("DIM") and C&C Delaware, Inc. Accordingly, the only provision for federal and state income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays no income taxes in the Netherlands. As of September 30, 2016, DIM had a federal net operating loss carryforward of approximately $2.2 million which begins to expire in 2027 and no state net operating loss carryforward. As of September 30, 2016, IRT had federal and state net operating loss carryforwards of approximately $1.7 million and $1.2 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2011.

10.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	September 30, 2016	December 31, 2015
	(In thousands)
C&C (US) No. 1, Inc. ("CapCo")	$—	$206,145
Total noncontrolling interests included in total equity	$—	$206,145
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
11.    Stockholders' Equity and Earnings Per Share
Stockholders' Equity
In August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a new continuous equity offering program ("ATM Program") under which we may sell up to 8.5 million shares of our common stock. The ATM Program replaces our prior continuous equity offering program, and the related distribution agreements supersede the agreements under the prior program. Pursuant to the respective distribution agreements, we may sell shares of our common stock in various forms of negotiated transactions in which the financial institutions will act as our agents for the offer and sale of the shares, and the respective agent arranging such a sale will be entitled to a commission of no more than 2.0% of the gross proceeds from each transaction. Concurrently, we entered into master forward sale confirmations with four of the financial institutions under which we may enter into forward sale agreements for shares of our common stock. Pursuant to the respective distribution agreements and master forward sale confirmations, the respective agent arranging a forward sale will be entitled to a commission of no more than 2.0% of the proceeds from the sale of such shares in the form of a reduced initial forward sale price. Additionally, although we expect to physically settle any forward sale agreement entered into as part of the offering, the agreements provide that we may elect to cash settle or net share settle such transactions. Under the ATM Program, we have no obligation to sell any shares of our common stock pursuant to the distribution agreements and may terminate one or all of the distribution agreements at our discretion.
Concurrent with the execution of the distribution agreements, we also entered into a common stock purchase agreement with MGN America, LLC ("MGN"), an affiliate of Gazit-Globe, Ltd. ("Gazit"), our largest stockholder, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. Pursuant to this agreement, MGN has the option to purchase directly from us in private placements up to 20% of the number of shares of common stock sold by us pursuant to the distribution agreements (excluding any shares sold pursuant to any forward sale agreements unless otherwise agreed to in writing by us and MGN) during each calendar quarter, up to an aggregate maximum of 1.4 million shares over the duration of the ATM Program, at a per share purchase price equal to the volume weighted average gross price per share of the shares sold under the distribution agreements during the applicable quarter.
During the three months ended September 30, 2016, we issued 1.9 million shares of our common stock under the current and prior continuous equity offering programs at a weighted average price of $31.83 per share for cash proceeds of approximately $60.0 million before expenses. During the nine months ended September 30, 2016, we issued 3.7 million shares of our common stock under the current and prior continuous equity offering programs at a weighted average price of $30.23 per share for cash proceeds of approximately $112.9 million before expenses. The commissions paid to distribution agents during the three and nine months ended September 30, 2016 were approximately $750,000 and $1.4 million, respectively. During the nine months ended September 30, 2016, we did not enter into any forward sale agreements for sales of our common stock, and MGN did not purchase any of the shares issued under the current and prior continuous equity offering programs. As of September 30, 2016, we had the capacity to issue up to approximately 7.5 million shares of our common stock under the current ATM Program.

Earnings Per Share
The following summarizes the calculation of basic and diluted earnings per share ("EPS") and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income	$12,561	$19,459	$55,209	$59,528
Net income attributable to noncontrolling interests	—	(2,498)	—	(7,507)
Net income attributable to Equity One, Inc.	12,561	16,961	55,209	52,021
Allocation of income to participating securities	(86)	(103)	(281)	(325)
Net income available to common stockholders	$12,475	$16,858	$54,928	$51,696

Weighted average shares outstanding — Basic	143,773	129,013	141,726	127,590
Convertible units held by LIH using the if-converted method	—	—	497	—
Stock options using the treasury method	113	87	132	117
Non-participating restricted stock using the treasury method	8	9	3	7
Executive incentive plan shares using the treasury method	212	37	179	60
Weighted average shares outstanding — Diluted	144,106	129,146	142,537	127,774

Earnings per share available to common stockholders:
Basic	$0.09	$0.13	$0.39	$0.41
Diluted	$0.09	$0.13	$0.39	$0.40
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2016 and 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the respective periods.
The computation of diluted EPS for both the three and nine months ended September 30, 2015 did not include the 11.4 million joint venture units held by LIH as of such date, which were redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion would have been anti-dilutive. In January 2016, LIH exercised its redemption right for all of their convertible units. See Note 10 for further discussion.
12.    Share-Based Payments
The following table presents information regarding stock option activity during the nine months ended September 30, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2016	651	$20.72
Exercised	(451)	$19.77
Outstanding at September 30, 2016	200	$22.87	7.6	$1,548
Exercisable at September 30, 2016	100	$22.87	7.6	$774
The total cash received from options exercised during the nine months ended September 30, 2016 was $8.9 million. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $4.9 million.

The following table presents information regarding restricted stock activity during the nine months ended September 30, 2016:

	Unvested Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at January 1, 2016	410	$23.72
Granted	130	$27.82
Vested	(121)	$23.39
Forfeited	(36)	$26.50
Unvested at September 30, 2016	383	$24.95
During the nine months ended September 30, 2016, we granted approximately 130,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. During the nine months ended September 30, 2016, the total grant-date value of the approximately 121,000 shares of restricted stock that vested was approximately $2.8 million.
Share-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Restricted stock expense	$1,443	$1,205	$3,850	$3,621
Stock option expense	79	78	234	259
Employee stock purchase plan discount	8	12	32	28
Total equity-based expense	1,530	1,295	4,116	3,908
Restricted stock classified as a liability	123	112	287	286
Total expense	1,653	1,407	4,403	4,194
Less amount capitalized (1)	(126)	(116)	(30)	(348)
Net share-based compensation expense	$1,527	$1,291	$4,373	$3,846
______________________________________________
(1) The amount capitalized during the nine months ended September 30, 2016 includes the impact of the forfeiture of restricted stock by a former employee who was involved with development activities.
As of September 30, 2016, we had $8.5 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options, restricted shares and long-term incentive plan awards) granted under our Amended and Restated 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted average period of 1.8 years.
13.    Commitments and Contingencies
As of September 30, 2016, we had provided letters of credit having an aggregate face amount of $1.6 million as additional security for financial and other obligations.
As of September 30, 2016, we have invested an aggregate of approximately $136.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $111.4 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $14.9 million over the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, sales of equity under our ATM Program, proceeds from property dispositions and available cash.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of September 30, 2016 will have a material adverse effect on our financial condition, results of operations or cash flows.
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
15.    Fair Value Measurements
Recurring Fair Value Measurements
As of September 30, 2016 and December 31, 2015, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. Additionally, as of December 31, 2015, we had a forward starting interest rate swap with a notional amount of $50.0 million which was terminated and settled in February 2016. See Note 7 for further discussion.
As of September 30, 2016, the fair value of our interest rate swaps was a liability of $4.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our condensed consolidated balance sheet. The net unrealized gain (loss) on our interest rate derivatives was $1.7 million and $(5.9) million for the three and nine months ended September 30, 2016, respectively, and is included in accumulated other comprehensive loss. The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2016	(In thousands)
Interest rate derivatives:
Classified as a liability in accounts payable and accrued expenses	$3,962	$—	$3,962	$—

December 31, 2015
Interest rate derivatives:
Classified as an asset in other assets	$835	$—	$835	$—
Classified as a liability in accounts payable and accrued expenses	$1,991	$—	$1,991	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2016, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain/loss included in other comprehensive gain/loss was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of September 30, 2016, none of which were reported in the condensed consolidated statements of income because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of September 30, 2016:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating property held and used	$3,100	$—	$—	$3,100	(2)	$2,454
Total	$3,100	$—	$—	$3,100		$2,454
____________________________________________
(1) Total losses exclude an impairment of $667,000 related to a loss on a joint venture investment recognized in September 2016.
(2) An impairment loss was recognized on an operating property due to the total projected undiscounted cash flows from the property being less than its carrying value.
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
____________________________________________
(1) Total losses exclude impairments of $11.3 million related to properties sold during the year ended December 31, 2015 and a goodwill impairment loss of $200,000 related to an operating property.
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

The following are the key inputs used in determining the fair value of the operating properties measured using Level 3 inputs:

	September 30, 2016	December 31, 2015
Overall capitalization rate	15.5%	10.0%
Terminal capitalization rate	16.0%	10.5%
Discount rate	17.0%	12.5%
16.    Fair Value of Financial Instruments
All financial instruments are reflected in our condensed consolidated balance sheets at amounts which, in our estimation, reasonably approximates their fair values, except for the following:

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgage loans	$255,719	$268,466	$283,459	$296,067
Senior notes	$496,118	$521,748	$515,372	$528,041
Term loans	$472,455	$475,304	$471,891	$475,393
______________________________________________
(1) The carrying amount consists of principal, net of unamortized deferred financing costs and premium/discount.

The above fair values approximate the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the liability.

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
The fair market value calculations of our debt as of September 30, 2016 and December 31, 2015 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgage loans, senior notes and term loans are consistent with current market trends.

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Mortgage Loans

The fair value of our mortgage loans is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to us for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying condensed consolidated financial statements at fair value at the time the property is acquired. The fair value of the mortgage loans was determined using Level 2 inputs of the fair value hierarchy.

Senior Notes

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
17.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our senior notes, term loans and revolving credit facility. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to these guarantors:

Condensed Consolidating Balance Sheet As of September 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$126,287	$1,473,606	$1,489,271	$(58)	$3,089,106
Investment in affiliates	2,650,078	—	—	(2,650,078)	—
Other assets	112,725	98,784	178,325	(84,029)	305,805
TOTAL ASSETS	$2,889,090	$1,572,390	$1,667,596	$(2,734,165)	$3,394,911
LIABILITIES
Total notes payable	$1,033,574	$24,983	$313,629	$(82,894)	$1,289,292
Other liabilities	6,148	62,591	188,705	(1,193)	256,251
TOTAL LIABILITIES	1,039,722	87,574	502,334	(84,087)	1,545,543
EQUITY	1,849,368	1,484,816	1,165,262	(2,650,078)	1,849,368
TOTAL LIABILITIES AND EQUITY	$2,889,090	$1,572,390	$1,667,596	$(2,734,165)	$3,394,911

Condensed Consolidating Balance Sheet As of December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$137,695	$1,495,211	$1,435,613	$(83)	$3,068,436
Investment in affiliates	2,899,538	—	—	(2,899,538)	—
Other assets	229,368	91,902	803,076	(816,879)	307,467
TOTAL ASSETS	$3,266,601	$1,587,113	$2,238,689	$(3,716,500)	$3,375,903
LIABILITIES
Total notes payable	$1,683,262	$42,903	$401,157	$(760,600)	$1,366,722
Other liabilities	19,333	62,995	213,064	(56,362)	239,030
TOTAL LIABILITIES	1,702,595	105,898	614,221	(816,962)	1,605,752
EQUITY	1,564,006	1,481,215	1,624,468	(2,899,538)	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,266,601	$1,587,113	$2,238,689	$(3,716,500)	$3,375,903

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,052	$47,909	$39,794	$—	$93,755
Equity in subsidiaries' earnings	36,018	—	—	(36,018)	—
Total costs and expenses	11,883	23,683	22,266	(256)	57,576
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	30,187	24,226	17,528	(35,762)	36,179
Other income and (expense)	(17,563)	(240)	(4,262)	(1,193)	(23,258)
INCOME BEFORE INCOME TAXES	12,624	23,986	13,266	(36,955)	12,921
Income tax provision of taxable REIT subsidiaries	—	(61)	(299)	—	(360)
NET INCOME	12,624	23,925	12,967	(36,955)	12,561
Other comprehensive income	1,980	—	63	—	2,043
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,604	$23,925	$13,030	$(36,955)	$14,604

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$6,002	$46,314	$38,123	$—	$90,439
Equity in subsidiaries' earnings	36,130	—	—	(36,130)	—
Total costs and expenses	11,537	24,509	23,195	(238)	59,003
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	30,595	21,805	14,928	(35,892)	31,436
Other income and (expense)	(13,860)	19	2,401	(1,155)	(12,595)
INCOME BEFORE INCOME TAXES	16,735	21,824	17,329	(37,047)	18,841
Income tax benefit (provision) of taxable REIT subsidiaries	—	815	(197)	—	618
NET INCOME	16,735	22,639	17,132	(37,047)	19,459
Other comprehensive loss	(2,570)	—	(226)	—	(2,796)
COMPREHENSIVE INCOME	14,165	22,639	16,906	(37,047)	16,663
Comprehensive income attributable to noncontrolling interests	—	—	(2,498)	—	(2,498)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$14,165	$22,639	$14,408	$(37,047)	$14,165

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$18,231	$143,456	$119,076	$—	$280,763
Equity in subsidiaries' earnings	116,420	—	—	(116,420)	—
Total costs and expenses	33,587	76,479	67,182	(744)	176,504
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	101,064	66,977	51,894	(115,676)	104,259
Other income and (expense)	(46,159)	2,162	(2,229)	(1,693)	(47,919)
INCOME BEFORE INCOME TAXES	54,905	69,139	49,665	(117,369)	56,340
Income tax provision of taxable REIT subsidiaries	—	(127)	(1,004)	—	(1,131)
NET INCOME	54,905	69,012	48,661	(117,369)	55,209
Other comprehensive loss	(5,450)	—	(304)	—	(5,754)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$49,455	$69,012	$48,357	$(117,369)	$49,455

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$17,413	$137,769	$114,471	$—	$269,653
Equity in subsidiaries' earnings	130,047	—	—	(130,047)	—
Total costs and expenses	32,679	69,415	64,996	(779)	166,311
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	114,781	68,354	49,475	(129,268)	103,342
Other income and (expense)	(62,928)	(663)	20,965	(1,655)	(44,281)
INCOME BEFORE INCOME TAXES	51,853	67,691	70,440	(130,923)	59,061
Income tax benefit (provision) of taxable REIT subsidiaries	—	1,036	(569)	—	467
NET INCOME	51,853	68,727	69,871	(130,923)	59,528
Other comprehensive loss	(4,110)	—	(168)	—	(4,278)
COMPREHENSIVE INCOME	47,743	68,727	69,703	(130,923)	55,250
Comprehensive income attributable to noncontrolling interests	—	—	(7,507)	—	(7,507)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$47,743	$68,727	$62,196	$(130,923)	$47,743

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(45,508)	$111,926	$91,477	$157,895
INVESTING ACTIVITIES:
Acquisition of income producing property	—	—	(30,000)	(30,000)
Additions to income producing properties	(1,070)	(5,844)	(4,842)	(11,756)
Additions to construction in progress	(1,278)	(27,994)	(29,573)	(58,845)
Deposits for the acquisition of income producing properties	(3,250)	—	—	(3,250)
Proceeds from sale of operating properties	7,203	9,288	—	16,491
Increase in deferred leasing costs and lease intangibles	(459)	(3,460)	(1,267)	(5,186)
Investment in joint ventures	(339)	—	—	(339)
Distributions from joint ventures		—	1,308	1,308
Repayments from subsidiaries, net	83,929	(66,218)	(17,711)	—
Net cash provided by (used in) investing activities	84,736	(94,228)	(82,085)	(91,577)
FINANCING ACTIVITIES:
Repayments of mortgage loans	—	(17,698)	(41,658)	(59,356)
Purchase of marketable securities for defeasance of mortgage loan	—	—	(66,447)	(66,447)
Borrowings under mortgage loans		—	100,435	100,435
Net repayments under revolving credit facility	(31,000)	—	—	(31,000)
Borrowings under senior notes	200,000	—	—	200,000
Repayment of senior notes	(230,425)	—	—	(230,425)
Payment of deferred financing costs	(5,345)	—	(1,722)	(7,067)
Proceeds from issuance of common stock	122,006	—	—	122,006
Repurchase of common stock	(554)	—	—	(554)
Stock issuance costs	(1,905)	—	—	(1,905)
Dividends paid to stockholders	(94,562)	—	—	(94,562)
Net cash used in financing activities	(41,785)	(17,698)	(9,392)	(68,875)
Net decrease in cash and cash equivalents	(2,557)	—	—	(2,557)
Cash and cash equivalents at beginning of the period	21,353	—	—	21,353
Cash and cash equivalents at end of the period	$18,796	$—	$—	$18,796

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(69,697)	$98,518	$101,191	$130,012
INVESTING ACTIVITIES:
Acquisition of income producing property	—	(11,800)	—	(11,800)
Additions to income producing properties	(1,753)	(8,036)	(5,219)	(15,008)
Acquisition of land	—	(1,350)	—	(1,350)
Additions to construction in progress	(5,696)	(24,717)	(17,742)	(48,155)
Deposits for the acquisition of income producing properties	(2,610)	—	—	(2,610)
Proceeds from sale of operating properties	—	4,527	1,282	5,809
Increase in deferred leasing costs and lease intangibles	(1,011)	(2,532)	(1,457)	(5,000)
Investment in joint ventures	(284)	—	(23,611)	(23,895)
Advances to joint ventures	—	—	(16)	(16)
Distributions from joint ventures	—	—	7,829	7,829
Collection of development costs tax credit	—	1,542	—	1,542
Repayments from subsidiaries, net	85,016	(54,413)	(30,603)	—
Net cash provided by (used in) investing activities	73,662	(96,779)	(69,537)	(92,654)
FINANCING ACTIVITIES:
Repayments of mortgage loans	—	(1,739)	(22,935)	(24,674)
Net borrowings under revolving credit facility	57,000	—	—	57,000
Repayment of senior notes	(110,122)	—	—	(110,122)
Payment of deferred financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock	124,870	—	—	124,870
Repurchase of common stock	(298)	—	—	(298)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(84,466)	—	—	(84,466)
Purchase of noncontrolling interests	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(7,503)	(7,503)
Net cash used in financing activities	(13,650)	(1,739)	(31,654)	(47,043)
Net decrease in cash and cash equivalents	(9,685)	—	—	(9,685)
Cash and cash equivalents at beginning of the period	27,469	—	—	27,469
Cash and cash equivalents at end of the period	$17,784	$—	$—	$17,784

18.	Related Parties

Refer to Note 11 with respect to our arrangement with MGN related to sales of common stock in connection with our ATM Program.
In June 2016, we entered into an assignment agreement with Promed Manhattan, LLC (“Promed”), an affiliate of Gazit, whereby we assumed Promed’s lease with a third party landlord commencing September 1, 2016. The leased premises consists of office space located in the same building in New York City where we maintain our corporate headquarters. Concurrently with the lease assignment, we entered into a license agreement with Gazit Group USA, Inc. (“Gazit Group”), an affiliate of Gazit, whereby Gazit Group has the right to use a designated portion of the office space subject to certain limitations. As part of the license agreement, Gazit Group will reimburse us for its pro-rata portion of the costs due to the landlord of the office space, which is currently estimated to be approximately $60,000 annually.

19.	Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2016 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements and have also included such events in the footnotes herein.
In October 2016, we acquired San Carlos Marketplace, a 153,510 square foot shopping center located in San Carlos, California, for $97.0 million. In connection with the transaction, we also paid $3.4 million for the prepayment penalty on the existing mortgage loan encumbering the property, which was not assumed in the acquisition, and drew the remaining $75.0 million under our $300.0 million delayed draw term loan facility. Additionally, in November 2016, we acquired an outparcel adjacent to Pablo Plaza located in Jacksonville, Florida, for $2.6 million.

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
As of September 30, 2016, our portfolio comprised 122 properties, including 98 retail properties and five non-retail properties totaling approximately 12.3 million square feet of gross leasable area, or GLA, 13 development or redevelopment properties with approximately 2.8 million square feet of GLA, and six land parcels. As of September 30, 2016, our retail occupancy excluding developments and redevelopments was 95.4% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
We witnessed increasing interest from prospective small shop tenants during 2015 and 2016 to date across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are necessity-oriented retailers and are thus less susceptible to economic cycles. As of September 30, 2016, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Additionally, many of the shop tenants that locate in supermarket-anchored centers tend to be service-oriented uses rather than retailers, thus providing further resistance to any competitive encroachment due to e-commerce. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions and other financing activities into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
Highlights of operating results for the three months ended September 30, 2016 included:

•
the signing of 35 new leases totaling 78,389 square feet, including, on a same-space(1) basis, 26 new leases totaling 47,590 square feet at an average rental rate of $27.57 per square foot in 2016 (excluding $16.86 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $23.13 per square foot, resulting in a 19.2% average rent spread on a cash basis;

•
the renewal and extension of 73 leases totaling 359,516 square feet, including, on a same-space basis, 72 leases totaling 357,716 square feet at an average rental rate of $22.29 per square foot in 2016 (excluding $0.01 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $20.07 per square foot, resulting in a 11.1% average rent spread on a cash basis;

•
the decrease in retail occupancy(2) excluding developments and redevelopments to 95.4% as of September 30, 2016 from 95.6% as of September 30, 2015 and from 96.3% as of June 30, 2016, primarily due to three anchor vacancies totaling approximately 88,000 square feet; and

•	the decrease in occupancy on a same-property basis(3) to 95.3% as of September 30, 2016 from 95.8% as of September 30, 2015 and from 96.2% as of June 30, 2016.
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

Additionally, the execution of our business strategy for the nine months ended September 30, 2016 resulted in:

•	the acquisition of Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million;

•	the sale of five non-core assets located in Georgia, Louisiana and Florida for aggregate gross proceeds of $17.8 million;

•
the issuance of approximately 3.7 million shares of our common stock under our current and previous continuous equity offering programs at a weighted average price of $30.23 per share for cash proceeds of approximately $112.9 million before expenses;

•	the closing of an $850.0 million unsecured revolving credit facility which replaced our $600.0 million credit facility;

•	the issuance of $200.0 million of 3.81% series A and 3.91% series B unsecured senior notes that mature in 2026;

•
the redemption of our 6.00% senior notes, which had a principal balance of $117.0 million and were scheduled to mature in September 2017, resulting in a loss on the early extinguishment of debt of $7.4 million, which was comprised of a make-whole premium and deferred fees and costs associated with the notes;

•
the redemption of our 6.25% senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017, resulting in a loss on the early extinguishment of debt of $5.2 million, which was comprised of a make-whole premium and deferred fees and costs associated with the notes;

•
the origination of a mortgage loan secured by Westbury Plaza located in Nassau County, New York. The mortgage loan has a principal balance of $88.0 million, bears interest at a rate of 3.76% per annum, and matures on February 1, 2026;

•
the defeasance of the mortgage loan encumbering Culver Center located in Culver City, California, which had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum and was scheduled to mature in May 2017, resulting in a loss on the early extinguishment of debt of approximately $1.6 million;

•	the prepayment, without penalty, of three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum;

•
the termination and settlement of our $50.0 million forward starting interest rate swap in connection with the pricing of our $200.0 million senior notes due 2026, resulting in a cash payment of $3.1 million to the counterparty; and

•
the acquisition of the remaining interest of the C&C (US) No. 1, Inc. ("CapCo") joint venture as a result of Liberty International Holdings Limited ("LIH") exercising its redemption right, which was satisfied through the issuance of approximately 11.4 million shares of our common stock to LIH.

One of our anchor tenants, The Sports Authority, filed for bankruptcy in March 2016. Prior to its filing, The Sports Authority leased a total of approximately 108,000 square feet of GLA at four of our shopping centers at an aggregate annualized base rent of approximately $3.8 million. During the course of its bankruptcy proceedings, The Sports Authority rejected leases at all four properties. We have executed leases totaling approximately 50,000 square feet of GLA at two of these properties at an aggregate annualized base rent of approximately $1.9 million, which is equivalent to the rent previously paid by The Sports Authority. The new tenants commenced paying rent in October 2016, and we are actively marketing the two remaining locations.
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
Our primary cash expenses consist of our property operating expenses, which include repairs and maintenance, management expenses, insurance, and utilities; real estate taxes; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs, and other administrative expenses; and interest expense, primarily on mortgage loans, senior debt, term loans and a revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the three months ended September 30, 2016, we moved one property that had been under redevelopment (Alafaya Commons) with 130,811 square feet into the same-property pool.

Comparison of the Three Months Ended September 30, 2016 to 2015
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended September 30,
	2016	2015	% Change
	(In thousands)
Total revenue	$93,755	$90,439	3.7%
Property operating expenses	12,832	13,311	(3.6)%
Real estate tax expense	11,368	11,100	2.4%
Depreciation and amortization expense	24,319	25,385	(4.2)%
General and administrative expenses	9,057	9,207	(1.6)%
Equity in income of unconsolidated joint ventures	736	2,435	(69.8)%
Interest expense	11,491	13,453	(14.6)%
Loss on extinguishment of debt	9,436	—	NM*
Impairment losses	3,121	2,417	29.1%
Net income	12,561	19,459	(35.4)%
Net income attributable to Equity One, Inc.	12,561	16,961	(25.9)%
______________________________________________
* NM = Not meaningful
Total revenue increased by $3.3 million, or 3.7%, to $93.8 million in 2016 from $90.4 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $2.2 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; and

•	an increase of approximately $1.8 million associated with properties acquired in 2016 and 2015; partially offset by

•	a decrease of approximately $700,000 associated with properties sold in 2016 and 2015.
Property operating expenses decreased by $479,000, or 3.6%, to $12.8 million in 2016 from $13.3 million in 2015. The decrease primarily consisted of the following:

•	a decrease of approximately $270,000 associated with properties sold in 2016 and 2015;

•	a net decrease of approximately $160,000 in same-property expenses; and

•	a decrease of approximately $140,000 in operating expenses for development and redevelopment properties; partially offset by

•	an increase of approximately $80,000 associated with properties acquired in 2016 and 2015.
Real estate tax expense increased by $268,000, or 2.4%, to $11.4 million in 2016 from $11.1 million in 2015. The increase primarily consisted of the following:

•	a net increase of approximately $220,000 in real estate tax expense across our portfolio of properties; and

•	an increase of approximately $140,000 associated with properties acquired in 2015; partially offset by

•	a decrease of approximately $90,000 associated with properties sold in 2016 and 2015.
Depreciation and amortization expense decreased by $1.1 million, or 4.2%, to $24.3 million for 2016 from $25.4 million in 2015. The decrease was primarily related to the following:

•	a decrease of approximately $1.6 million due to assets becoming fully depreciated and amortized during 2016 and 2015;

•	a decrease of approximately $900,000 related to accelerated depreciation of assets razed as part of redevelopment projects and tenant vacancies in 2016; and

•	a decrease of approximately $150,000 associated with properties sold in 2016 and 2015; partially offset by

•	an increase of approximately $1.0 million related to new depreciable assets added during 2016 and 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $650,000 related to depreciation on properties acquired in 2016 and 2015;
General and administrative expenses decreased by $150,000, or 1.6%, to $9.1 million for 2016 from $9.2 million in 2015. The decrease was primarily related to the following:

•	a decrease in transaction-related costs primarily due to lower acquisition and disposition expenses of approximately $460,000;

•	a decrease of approximately $150,000 in public company and other administrative expenses; and

•	a decrease of approximately $190,000 in professional services; partially offset by

•	an increase of approximately $650,000 in total employment costs.
Equity in income of unconsolidated joint ventures decreased by $1.7 million primarily due to the recognition in 2015 of our proportionate share of the gain on sale of a joint venture property of $1.5 million.
Interest expense decreased by $2.0 million, or 14.6%, to $11.5 million for 2016 from $13.5 million in 2015. The decrease was primarily attributable to the following:

•
a net decrease of approximately $3.2 million due to the redemption of our 6.25% and 6.00% senior notes in 2016 and 2015, partially offset by the issuance of our 3.81% series A and 3.91% series B senior notes; and

•
a decrease of approximately $600,000 associated with lower net mortgage interest expense primarily due to the repayment of mortgage loans during 2016 and 2015, partially offset by a new mortgage loan secured by Westbury Plaza; partially offset by

•	an increase of approximately $1.1 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $600,000 due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016; and

•	an increase of approximately $180,000 due to higher interest expense associated with the revolving credit facility.
We recognized a loss on extinguishment of debt of $9.4 million in 2016 primarily consisting of $7.4 million from the redemption of our 6.00% senior notes due September 2017 and $1.6 million from the defeasance of the mortgage loan encumbering Culver Center due May 2017.

In 2016, we recognized an impairment loss of $3.1 million consisting of $2.5 million related to an operating property and $667,000 related to our equity investment in a joint venture. In 2015, we recognized an impairment loss of $2.4 million related to a land parcel.

As a result of the foregoing, net income decreased by $6.9 million to $12.6 million for 2016 compared to $19.5 million in 2015. Net income attributable to Equity One, Inc. decreased by $4.4 million to $12.6 million for 2016 compared to $17.0 million in 2015.

Comparison of the Nine Months Ended September 30, 2016 to 2015
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2016 as compared to the same period in 2015:

	Nine Months Ended September 30,
	2016	2015	% Change
	(In thousands)
Total revenue	$280,763	$269,653	4.1%
Property operating expenses	39,013	38,767	0.6%
Real estate tax expense	33,197	32,207	3.1%
Depreciation and amortization expense	77,863	68,973	12.9%
General and administrative expenses	26,431	26,364	0.3%
Equity in income of unconsolidated joint ventures	2,109	4,433	(52.4)%
Other income	870	5,864	(85.2)%
Interest expense	36,820	42,043	(12.4)%
Gain on sale of operating properties	3,693	3,952	(6.6)%
Loss on extinguishment of debt	14,650	2,563	NM*
Impairment losses	3,121	13,924	(77.6)%
Net income	55,209	59,528	(7.3)%
Net income attributable to Equity One, Inc.	55,209	52,021	6.1%
______________________________________________
* NM = Not meaningful
Total revenue increased by $11.1 million, or 4.1%, to $280.8 million in 2016 from $269.7 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $7.8 million associated with properties acquired in 2016 and 2015; and

•	an increase of approximately $7.3 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; partially offset by

•	a decrease of approximately $2.9 million associated with properties sold in 2016 and 2015;

•	a decrease in management and leasing services income of approximately $600,000 associated with our unconsolidated joint ventures in part due to the unwinding of one of our joint ventures in 2015; and

•	a decrease of approximately $500,000 associated with non-retail properties primarily due to lower occupancy.
Property operating expenses increased by $246,000, or 0.6%, to $39.0 million in 2016 from $38.8 million in 2015. The increase primarily consisted of the following:

•
a net increase of approximately $1.0 million in same-property expenses primarily due to higher common area maintenance costs and higher bad debt expense, partially offset by lower lease termination costs; and

•	an increase of approximately $590,000 associated with properties acquired in 2016 and 2015; partially offset by

•	a decrease of approximately $860,000 associated with properties sold in 2016 and 2015; and

•	a decrease of approximately $580,000 in operating expenses for development and redevelopment properties.

Real estate tax expense increased by $990,000, or 3.1%, to $33.2 million in 2016 from $32.2 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $790,000 associated with properties acquired in 2015; and

•	a net increase of approximately $430,000 in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $230,000 associated with properties sold in 2016 and 2015.
Depreciation and amortization expense increased by $8.9 million, or 12.9%, to $77.9 million for 2016 from $69.0 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $7.5 million related to accelerated depreciation of assets razed as part of redevelopment projects and tenant vacancies in 2016;

•	an increase of approximately $3.9 million related to new depreciable assets added during 2016 and 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $2.7 million related to depreciation on properties acquired in 2016 and 2015; partially offset by

•	a decrease of approximately $4.5 million due to assets becoming fully depreciated and amortized during 2016 and 2015; and

•	a decrease of approximately $600,000 associated with properties sold in 2016 and 2015.
General and administrative expenses increased by $67,000, or 0.3%, to $26.4 million for 2016 from $26.4 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $580,000 in total employment costs; and

•	an increase of approximately $50,000 in public company and other administrative expenses; partially offset by

•	a decrease of approximately $350,000 in professional services primarily due to lower franchise taxes and consulting fees; and

•	a decrease in transaction-related costs primarily due to lower acquisition and disposition expenses of approximately $210,000.
Equity in income of unconsolidated joint ventures decreased by $2.3 million primarily due to the recognition in 2015 of our proportionate share of the gain on sale of a joint venture property of $1.5 million and the unwinding of GRI-EQY I, LLC (the "GRI JV") in 2015.

Other income of $870,000 in 2016 includes $596,000 related to the settlement of claims for historical tenant bankruptcies. Other income of $5.9 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption.

Interest expense decreased by $5.2 million, or 12.4%, to $36.8 million for 2016 from $42.0 million in 2015. The decrease was primarily attributable to the following:

•
a net decrease of approximately $10.3 million due to the redemption of our 6.25%, 6.00% and 5.375% senior notes in 2016 and 2015, partially offset by the issuance of our 3.81% series A senior notes and 3.91% series B senior notes; and

•
a decrease of approximately $500,000 associated with lower net mortgage interest expense primarily due to the repayment of mortgage loans during 2016 and 2015, partially offset by a new mortgage loan secured by Westbury Plaza; partially offset by

•	an increase of approximately $3.2 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $1.8 million due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016; and

•	an increase of approximately $520,000 due to higher interest expense associated with the revolving credit facility.
The gain on the sale of operating properties in 2016 of $3.7 million was primarily from the sale of five properties during the year. The gain on the sale of operating properties of $4.0 million in 2015 was primarily due to the redemption of our interest in the GRI JV, which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture.
We recognized a loss on extinguishment of debt of $14.7 million in 2016 primarily consisting of $7.4 million from the redemption of our 6.00% senior notes due September 2017, $5.2 million from the redemption of our 6.25% senior notes due January 2017 and $1.6 million from the defeasance of the mortgage loan encumbering Culver Center due May 2017. The loss of $2.6 million in 2015 primarily resulted from the redemption of our 5.375% senior notes due October 2015.
In 2016, we recognized an impairment loss of $3.1 million consisting of $2.5 million related to an operating property and $667,000 related to our equity investment in a joint venture. In 2015, we recognized impairment losses of $13.9 million primarily associated with properties sold during the year ended December 31, 2015.
As a result of the foregoing, net income decreased by $4.3 million to $55.2 million for 2016 compared to $59.5 million in 2015. Net income attributable to Equity One, Inc. increased by $3.2 million to $55.2 million for 2016 compared to $52.0 million in 2015.
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

The following table reflects the reconciliation of net income attributable to Equity One, Inc., the most directly comparable GAAP measure, to FFO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income attributable to Equity One, Inc.	$12,561	$16,961	$55,209	$52,021
Adjustments:
Real estate depreciation and amortization, net of noncontrolling interest	24,032	25,070	76,963	68,020
Pro rata share of real estate depreciation and amortization from unconsolidated joint ventures	851	944	2,620	3,004
Gain on disposal of depreciable real estate (1)	(48)	(614)	(3,693)	(3,952)
Pro rata share of gains on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2)	—	(1,527)	—	(7,025)
Impairments of depreciable real estate	2,454	—	2,454	11,307
Tax effect of adjustments	—	77	—	(169)
FFO	39,850	40,911	133,553	123,206
Earnings attributed to noncontrolling interest (3)	—	2,498	—	7,496
FFO available to diluted common stockholders	$39,850	$43,409	$133,553	$130,702

FFO per diluted common share	$0.28	$0.31	$0.94	$0.94
Weighted average diluted shares (4)	144,106	140,505	142,537	139,132
__________________________________________

(1)	Includes the recognition of deferred gains of $3.3 million associated with the past disposition of assets by us to the GRI JV for the nine months ended September 30, 2015.

(2)	Includes the remeasurement of the fair value of our equity interest in the GRI JV of $5.5 million for the nine months ended September 30, 2015.

(3)
Represents earnings attributed to convertible units held by LIH for the three and nine months ended September 30, 2015. Although these convertible units are excluded from the calculation of earnings per diluted share for the three and nine months ended September 30, 2015, FFO available to diluted common stockholders includes earnings allocated to LIH, as the inclusion of these units is dilutive to FFO per diluted share. In January 2016, LIH exercised its redemption right with respect to all of its outstanding convertible units in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016.

(4)
Weighted average diluted shares used to calculate FFO per share are higher than the GAAP diluted weighted average shares for the three and nine months ended September 30, 2015 as a result of the dilutive impact of the 11.4 million joint venture units that were held by LIH which were convertible into our common stock. These convertible units were not included in the diluted weighted average share count for GAAP purposes for the three and nine months ended September 30, 2015 because their inclusion was anti-dilutive.

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
Same-property NOI increased by $1.7 million, or 3.6%, and $6.2 million, or 4.4%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. The increase in same-property NOI for the three and nine months ended September 30, 2016 was primarily driven by an increase in minimum rent throughout the portfolio from rent commencements (net of concessions and abatements), renewals and contractual rent increases, partially offset by the loss of minimum rent and recovery income resulting from the bankruptcy of The Sports Authority. Additionally, for the nine months ended September 30, 2016, NOI was also affected by higher bad debt expense, including reserves recorded in connection with the aforementioned bankruptcy. Same-property NOI including redevelopments increased $2.9 million, or 5.0%, and $9.0 million, or 5.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015.
The following table reflects the reconciliation of net income attributable to Equity One, Inc., the most directly comparable GAAP measure, to same-property NOI for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income attributable to Equity One, Inc.	$12,561	$16,961	$55,209	$52,021
Net income attributable to noncontrolling interests	—	2,498	—	7,507
Income tax provision of taxable REIT subsidiaries	360	(618)	1,131	(467)
Income before income taxes	12,921	18,841	56,340	59,061
Less:
Management and leasing services income	338	246	837	1,432
Equity in income of unconsolidated joint ventures	736	2,435	2,109	4,433
Gain on sale of operating properties	48	614	3,693	3,952
Other income	6	226	870	5,864
Add:
Depreciation and amortization expense	24,319	25,385	77,863	68,973
General and administrative expense	9,057	9,207	26,431	26,364
Interest expense	11,491	13,453	36,820	42,043
Loss on extinguishment of debt	9,436	—	14,650	2,563
Impairment losses	3,121	2,417	3,121	13,924
Total NOI	69,217	65,782	207,716	197,247
Straight-line rent	(1,170)	(1,101)	(3,773)	(3,511)
Accretion of below-market lease intangibles, net	(3,551)	(3,399)	(9,797)	(10,288)
Intercompany management fees	(2,979)	(2,843)	(8,918)	(8,429)
Amortization of lease incentives	289	262	927	772
Amortization of below-market ground lease intangibles	188	152	540	450
Total Cash NOI	61,994	58,853	186,695	176,241
Other non same-property NOI	(1,585)	(1,589)	(8,721)	(6,772)
Adjustments (1)	66	328	15	(444)
Same-property NOI including redevelopments (2)	60,475	57,592	177,989	169,025
Redevelopment property NOI	(10,507)	(9,357)	(31,452)	(28,653)
Same-property NOI (2)	$49,968	$48,235	$146,537	$140,372

Growth in same-property NOI	3.6%		4.4%
Number of properties (3)	94		89

Growth in same-property NOI including redevelopments	5.0%		5.3%
Number of properties (4)	106		102
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

(2)
Included in same-property NOI for the nine months ended September 30, 2016 is $366,500 in rents related to prior periods that were recognized in connection with the execution of a retroactive anchor lease renewal at Westwood Complex.

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

Critical Accounting Policies
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of operating properties, real estate acquisitions, real estate properties and development assets, long lived assets, investments in joint ventures, goodwill, share-based compensation and incentive awards, income taxes, and properties held for sale. For the three and nine months ended September 30, 2016, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of September 30, 2016, we had $18.8 million of cash and cash equivalents available. We have a revolving credit facility providing for borrowings of up to $850.0 million subject to the satisfaction of certain financial covenants. As of September 30, 2016, the full amount of the facility was available to us based on our financial covenants as of that date. As of September 30, 2016, we had drawn $65.0 million against the facility, which bore interest at a weighted average rate of 1.53% per annum, and we had letters of credit outstanding under the facility with an aggregate face amount of $1.6 million. In addition, we have a delayed draw term loan facility that provides for borrowings up to $300.0 million. As of September 30, 2016, we had drawn $225.0 million against the facility.
During the remainder of 2016, we have approximately $1.6 million in scheduled debt maturities and normal recurring principal amortization payments. In October 2016, we acquired San Carlos Marketplace, a 153,510 square foot shopping center located in San Carlos, California, for $97.0 million. In connection with the transaction, we also paid $3.4 million for the prepayment penalty on the existing mortgage loan encumbering the property, which was not assumed in the acquisition, and drew the remaining $75.0 million under our $300.0 million delayed draw term loan facility. In November 2016, we acquired an outparcel adjacent to Pablo Plaza located in Jacksonville, Florida, for $2.6 million. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, credit facilities, cash from property dispositions and proceeds from our continuous equity offering programs will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of September 30, 2016, we have invested an aggregate of approximately $136.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $111.4 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $14.9 million over the next one to two years based on our current plans and estimates. Additionally, we expect to spend substantial amounts with respect to redevelopment and development projects to be announced in the future.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2016:

•	We closed on an $850.0 million unsecured revolving credit facility which replaced our $600.0 million credit facility;

•	We issued $200.0 million of 3.81% series A and 3.91% series B unsecured senior notes that mature in 2026;

•
We issued approximately 3.7 million shares of our common stock under our current and previous continuous equity offering programs at a weighted average price of $30.23 per share for cash proceeds of approximately $112.9 million before expenses;

•	We received proceeds of $8.9 million from the issuance of common stock in connection with the exercise of stock options by employees;

•	We redeemed our 6.00% senior notes, which had a principal balance of $117.0 million and were scheduled to mature in September 2017;

•	We redeemed our 6.25% senior notes, which had a principal balance of $101.4 million and were scheduled to mature in January 2017;

•
We terminated and settled our $50.0 million forward starting interest rate swap in connection with the pricing of our $200.0 million senior notes due 2026, resulting in a cash payment of $3.1 million to the counterparty;

•
We entered into a mortgage loan secured by Westbury Plaza located in Nassau County, New York. The mortgage loan has a principal balance of $88.0 million, bears interest at a rate of 3.76% per annum, and matures on February 1, 2026;

•
We defeased the mortgage loan encumbering Culver Center located in Culver City, California. The mortgage loan had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum and was scheduled to mature in May 2017;

•	We prepaid, without penalty, three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum;

•	We acquired Walmart at Norwalk, a 142,222 square foot property located in Norwalk, Connecticut, for $30.0 million;

•	We sold five non-core assets for aggregate gross proceeds of $17.8 million;

•	We repaid $31.0 million under our $850.0 million revolving credit facility; and

•	We invested $75.8 million in capital expenditures to improve our properties.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$157,895	$130,012	$27,883
Net cash used in investing activities	$(91,577)	$(92,654)	$1,077
Net cash used in financing activities	$(68,875)	$(47,043)	$(21,832)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $157.9 million for the nine months ended September 30, 2016 compared to $130.0 million in the 2015 period. The increase is due primarily to an increase in cash from our rental properties and a decrease in interest expense as a result of refinancing activities, including a lower effective interest rate on our long-term debt.
Net cash used in investing activities was $91.6 million for the nine months ended September 30, 2016 compared to $92.7 million for the same period in 2015. Investing activities during 2016 primarily consisted of:

•	additions to construction in progress of $58.8 million;

•	acquisition of an income producing property of $30.0 million; and

•	additions to income producing properties of $11.8 million; partially offset by

•	proceeds related to the sale of operating properties of $16.5 million.
Investing activities during 2015 primarily consisted of:

•	additions to construction in progress of $48.2 million;

•	investments in joint ventures of $23.9 million;

•	additions to income producing properties of $15.0 million; and

•	acquisition of income producing properties of $11.8 million; partially offset by

•	distributions from joint ventures of $7.8 million; and

•	proceeds from the sale of operating properties of $5.8 million.
The following summarizes our capital expenditures:

	Nine Months Ended September 30,
	2016	2015
Capital expenditures:	(In thousands)
Tenant improvements, allowances and landlord costs	$6,036	$7,251
Maintenance capital expenditures	3,551	3,922
Leasing commissions and costs	4,997	5,338
Developments	671	13,380
Redevelopments	50,591	18,693
Tactical capital improvements	12,273	15,815
Total capital expenditures	78,119	64,399
Net change in accrued capital spending	(2,332)	3,764
Capital expenditures per condensed consolidated statements of cash flows	$75,787	$68,163

The increase in capital expenditures during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of increased redevelopment capital expenditures partially offset by development costs incurred in 2015 for Broadway Plaza. The increase in redevelopment capital expenditures during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of costs incurred in 2016 related to the redevelopment of Serramonte Center, Pablo Plaza, Point Royale and Lake Mary Centre, partially offset by costs incurred in 2015 associated with the redevelopment of 101 7th Avenue, Alafaya Commons, and Kirkman Shoppes. We capitalized internal costs related to capital expenditures of $5.3 million and $5.1 million during the nine months ended September 30, 2016 and 2015, respectively, primarily related to successful leasing activities of $3.2 million and $3.0 million, respectively, development activities of $148,000 and $387,000, respectively, and redevelopment and expansion activities of $1.6 million and $1.2 million, respectively. Capitalized interest totaled $1.9 million and $3.7 million during the nine months ended September 30, 2016 and 2015, respectively, primarily related to development and redevelopment activities.
Net cash used in financing activities totaled $68.9 million for the nine months ended September 30, 2016 compared to $47.0 million for the same period in 2015. Financing activities during 2016 primarily consisted of:

•	repayments of senior notes of $230.4 million;

•	dividends paid to stockholders of $94.6 million;

•	purchase of marketable securities for the defeasance of a mortgage loan of $66.4 million;

•	repayments of mortgage loans of $59.4 million; and

•	net repayments under the revolving credit facility of $31.0 million; partially offset by

•	borrowings under senior notes of $200.0 million;

•	gross proceeds from the issuance of common stock of $122.0 million; and

•	borrowings of mortgage loans of $100.4 million.
Financing activities during 2015 primarily consisted of:

•	the repayment of senior notes of $110.1 million;

•	dividends paid to stockholders of $84.5 million;

•	repayments of mortgage loans of $24.7 million; and

•	distributions to noncontrolling interests of $7.5 million; partially offset by

•	gross proceeds from the issuance of common stock of $124.9 million; and

•	net borrowings under the revolving credit facility of $57.0 million.

Future Contractual Obligations. The following table provides a summary of our fixed, non-cancelable obligations as of September 30, 2016:

	Payments due by period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage loans:
Scheduled amortization	$54,588	$1,578	$6,567	$6,767	$5,542	$5,471	$28,663
Balloon payments	202,636	—	—	82,504	18,330	—	101,802
Total mortgage loans	257,224	1,578	6,567	89,271	23,872	5,471	130,465
Revolving credit facility	65,000	—	—	—	—	—	65,000
Senior notes	500,000	—	—	—	—	—	500,000
Term loans (1)	475,000	—	—	—	250,000	225,000	—
Total unsecured obligations	1,040,000	—	—	—	250,000	225,000	565,000
Operating leases	42,445	1,720	1,741	1,773	1,672	1,420	34,119
Purchase agreements (1)	99,850	99,850	—	—	—	—	—
Total contractual obligations (2) (3)	$1,439,519	$103,148	$8,308	$91,044	$275,544	$231,891	$729,584
_______________________________________________

(1)
In October 2016, we acquired San Carlos Marketplace, a 153,510 square foot shopping center located in San Carlos, California, for $97.0 million. In connection with the transaction, we also paid $3.4 million for the prepayment penalty on the existing mortgage loan encumbering the property, which was not assumed in the acquisition, and drew the remaining $75.0 million under our $300.0 million delayed draw term loan facility. In November 2016, we acquired an outparcel adjacent to Pablo Plaza located in Jacksonville, Florida, for $2.6 million. The amount reflected is net of $3.3 million aggregate deposits paid prior to September 30, 2016.

(2)	Excludes our proportionate share of unconsolidated joint venture indebtedness. See further discussion in Off-Balance Sheet Arrangements section below.

(3)	Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts.
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
The following table sets forth certain information regarding future interest obligations on outstanding debt (excluding our revolving credit facility) as of September 30, 2016:

	Payments due by period
Interest Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Mortgage loans	$63,135	$3,160	$12,383	$11,118	$6,979	$6,069	$23,426
Senior notes	149,325	7,530	18,870	18,870	18,870	18,870	66,315
Term loans	32,027	2,578	10,339	10,339	5,048	3,723	—
Total interest obligations	$244,487	$13,268	$41,592	$40,327	$30,897	$28,662	$89,741

Off-Balance Sheet Arrangements
Joint Ventures. We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2016, we had investments in five unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, three of these entities and therefore account for these investments using the equity method of accounting, while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures, see Note 4 to the condensed consolidated financial statements included in this report.
As of September 30, 2016, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was approximately $144.8 million, of which our aggregate proportionate share was approximately $43.4 million. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit. As of September 30, 2016, we had provided letters of credit having an aggregate face amount of $1.6 million as additional security for financial and other obligations. All of our letters of credit are issued under our $850.0 million revolving credit facility.
Construction Commitments. As of September 30, 2016, we have invested an aggregate of approximately $136.0 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $111.4 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $14.9 million over the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our credit facility, issuances of equity under our continuous equity offering program, proceeds from property dispositions and available cash.
Operating Lease Obligations. We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $42.4 million as of September 30, 2016.
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
Other than our joint ventures and obligations described above and our contractual obligation items, we have no off-balance sheet arrangements or contingencies as of September 30, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
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
Distributions
We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal and state income taxes has been made except with respect to operations conducted through our taxable REIT subsidiaries. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our revolving credit facility in order to initially fund future acquisitions, development and redevelopment costs and other operating needs. With respect to our fixed rate mortgage loans and senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate revolving line of credit and term loans, the primary market risk exposure is increasing LIBOR-based interest rates. We have effectively converted our $250.0 million term loan to a fixed rate of interest through the use of interest rate swaps.
As of September 30, 2016, we had $317.8 million of floating rate debt outstanding under our delayed draw term loan facility, revolving credit facility and mortgage loan for Concord Shopping Plaza. As of September 30, 2016, we had drawn $225.0 million against our delayed draw term loan facility, which bears interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%. As of September 30, 2016, we had $65.0 million outstanding under our revolving credit facility, which bears interest at LIBOR plus a margin of 0.825% to 1.550% per annum, and we had a $27.8 million mortgage loan for Concord Shopping Plaza, which bears interest at one-month LIBOR plus 1.35%. Considering the total outstanding balance of

$317.8 million as of September 30, 2016, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.2 million per year.
The fair value of our fixed-rate debt was $762.6 million as of September 30, 2016, which includes our senior notes and mortgage loans (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of September 30, 2016, would decrease by approximately $44.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $47.7 million. This assumes that our total outstanding fixed-rate debt remains at approximately $729.5 million, the balance as of September 30, 2016.
As of September 30, 2016, we had $250.0 million outstanding under our term loan which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan (unhedged) was $250.3 million as of September 30, 2016. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of September 30, 2016, would decrease by approximately $6.1 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of September 30, 2016, would increase by approximately $6.1 million.
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
As of September 30, 2016, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our senior notes. As of September 30, 2016, the fair value of our interest rate swaps was a liability of $4.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. As of December 31, 2015, the fair value of one of our interest rate swaps consisted of an asset of $217,000, which is included in other assets in our condensed consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $2.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
As of December 31, 2015, we had entered into a forward starting interest rate swap with a notional amount of $50.0 million to mitigate the risk of adverse fluctuations in interest rates with respect to fixed rate indebtedness expected to be issued in 2016. The forward starting interest rate swap had a mandatory settlement date of October 4, 2016 and could be settled at any time prior to that date. The forward starting interest rate swap was designated and qualified as a cash flow hedge and recorded at fair value. As of December 31, 2015, the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheet. In February 2016, we terminated and settled the forward starting interest rate swap in connection with the pricing of our $200.0 million senior notes due 2026, resulting in a cash payment of $3.1 million to the counterparty. The settlement value of the forward starting interest rate swap, which is reflected in accumulated other comprehensive loss, will amortize through interest expense over the life of the senior notes that were issued in May 2016.
As of September 30, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments as of September 30, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
July 1, 2016 - July 31, 2016	1,135		$31.86	N/A	N/A
August 1, 2016 - August 31, 2016	196		$32.59	N/A	N/A
September 1, 2016 - September 30, 2016	—		$—	N/A	N/A
	1,331	(1)	$31.96	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

10.1
Consulting Agreement between Equity One, Inc. and Thomas Caputo dated August 17, 2016 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2016 and incorporated by reference herein).

10.2
Amended and Restated Employment Agreement between Equity One, Inc. and Michael Makinen dated August 17, 2016 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 22, 2016 and incorporated by reference herein).

10.3
Common Stock Purchase Agreement, dated as of August 9, 2016, between Equity One, Inc. and MGN America, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016 and incorporated by reference herein).

10.4
Registration Rights Agreement, dated as of August 9, 2016, between Equity One, Inc. and MGN America, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2016 and incorporated by reference herein).

10.5
Fifth Amended and Restated Credit Agreement dated as of September 16, 2016 by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, PNC Capital Markets LLC, U.S. Bank National Association and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Book Runners, and U.S. Bank National Association, SunTrust Bank, Branch Banking and Trust Company and TD Bank, N.A., as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

10.6
First Modification to Loan Agreement dated as of September 16, 2016 to that certain Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

10.7
First Modification to Loan Agreement dated as of September 16, 2016 to that certain Loan Agreement, dated as of December 2, 2015, by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and PNC Capital Markets LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners and TD Bank, N.A., as Documentation Agent (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

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

EQUITY ONE, INC.

Date:	November 9, 2016	/s/ Matthew Ostrower
Matthew Ostrower
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2016	/s/ Angela Valdes
Angela Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1
Consulting Agreement between Equity One, Inc. and Thomas Caputo dated August 17, 2016 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2016 and incorporated by reference herein).

10.2
Amended and Restated Employment Agreement between Equity One, Inc. and Michael Makinen dated August 17, 2016 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 22, 2016 and incorporated by reference herein).

10.3
Common Stock Purchase Agreement, dated as of August 9, 2016, between Equity One, Inc. and MGN America, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016 and incorporated by reference herein).

10.4
Registration Rights Agreement, dated as of August 9, 2016, between Equity One, Inc. and MGN America, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2016 and incorporated by reference herein).

10.5
Fifth Amended and Restated Credit Agreement dated as of September 16, 2016 by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, PNC Capital Markets LLC, U.S. Bank National Association and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Book Runners, and U.S. Bank National Association, SunTrust Bank, Branch Banking and Trust Company and TD Bank, N.A., as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

10.6
First Modification to Loan Agreement dated as of September 16, 2016 to that certain Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

10.7
First Modification to Loan Agreement dated as of September 16, 2016 to that certain Loan Agreement, dated as of December 2, 2015, by and among Equity One, Inc., as Borrower, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and PNC Capital Markets LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners and TD Bank, N.A., as Documentation Agent (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein).

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