Form 10-K
period 2016-12-31
EQUITY ONE, INC.
filed 2017-02-28
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $3.0 billion based upon the last reported sale price of $32.18 per share on the New York Stock Exchange on such date.
As of February 24, 2017, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 145,190,543.

EQUITY ONE, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2016

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
As of December 31, 2016, our portfolio comprised 122 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 2.3 million square feet of GLA, and six land parcels. As of December 31, 2016, our retail occupancy excluding developments and redevelopments was 95.8% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA. For a listing of the properties in our portfolio, refer to Item 2 - Properties.
In this annual report, references to “we,” “us,” “our” or "Equity One" or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM Vastgoed, N.V., which we refer to as DIM, a Dutch company in which we acquired a controlling interest in 2009, and C&C (US) No. 1, Inc., which we refer to as CapCo, a Delaware corporation in which we acquired a controlling interest through a joint venture with Liberty International Holdings Limited, or LIH, a private company limited by shares organized under the laws of England and Wales, in 2011. In April 2015, we acquired the remaining interests held by minority shareholders in DIM, and in January 2016, we acquired LIH's interests in the CapCo joint venture.
On November 14, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regency Centers Corporation (“Regency”) pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Regency, with Regency continuing as the surviving corporation (“Merger”). Pursuant to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.45 shares (the “Exchange Ratio”) of common stock of Regency (“Regency Common Stock”). During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business. The proposed Merger has been unanimously approved by our board of directors and the board of directors of Regency and was approved by our stockholders and the stockholders of Regency. The closing of the Merger is expected to occur on or about March 1, 2017, subject to the satisfaction of certain closing conditions. There can be no assurance that all closing conditions will be satisfied by March 1, that the Merger will close on March 1 or that the Merger will be consummated at all.
For a more complete description of the Merger and related agreements, refer to our Current Report on Form 8-K and related exhibits that were filed with the Securities and Exchange Commission, or the SEC, on November 15, 2016, our joint proxy statement/prospectus filed with the SEC on January 24, 2017 and other documents that we filed with the SEC in connection with the proposed Merger. Please also review Item 1A. Risk Factors -“Risks Related to the Proposed Merger with Regency” in this annual report for a discussion of certain risks relating to the Merger.

Business Objectives and Strategies
Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. Subject to applicable restrictions on the conduct of our business during the pendency of the Merger, our key strategies for reaching this objective include:

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

Operating Strategy. Subject to the pendency of the Merger, our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida; Atlanta, Georgia; Boston, Massachusetts; the greater New York City metropolitan area; the Washington, D.C. metropolitan area; and Los Angeles and San Francisco, California.
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
Investment Strategy. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate risk-adjusted returns that exceed our cost of capital. Our target markets consist of California, the northeastern United States, the Washington, D.C. metropolitan area, South Florida and Atlanta, Georgia. Our investments primarily fall into one of the following categories:

•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers that will benefit from our active management, leasing and redevelopment strategies with a focus on supply constrained markets;

•	selectively acquiring vacant and occupied land located in supply constrained markets for the purpose of developing new shopping centers to meet the needs of expanding retailers; and

•	investing in strategic partnerships in real estate related ventures where we act as a manager and utilize our expertise.
In evaluating potential acquisition, development and redevelopment opportunities for properties, we also consider such factors as:

•	the expected returns in relation to our cost of capital, as well as the anticipated risks we will face in achieving the expected returns;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

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

•
selling properties that no longer fit our investment strategy, that have limited growth potential or that are not a strategic fit within our overall portfolio, and redeploying the proceeds elsewhere in our business or to pay down debt; and

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
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes as a regular C corporation. DIM is a TRS and our investment in certain land parcels and other real estate and certain other activities are being conducted through our other TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date, but may do so in the future if we dispose of properties. Additionally, our operations in DIM resulted in the payment of income taxes totaling approximately $518,000 in 2016.
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
Significant Tenants
As of December 31, 2016, no tenant accounted for more than 10% of our GLA or annual revenues. For additional information regarding our largest tenants, refer to Item 2 - Properties.
Employees
Our headquarters are located at 410 Park Avenue, Suite 1220, New York, NY 10022. As of December 31, 2016, we had 143 full-time employees and we believe that our relationships with our employees are good.
Available Information
The internet address of our website is www.equityone.com. In the "Investors" section of our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the Securities and Exchange Commission. Also available in the "Corporate Governance" section of our website (located within the "Investors" section) free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.

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
Risks Related to the Proposed Merger with Regency
The Merger may not be completed on the terms or timeline currently contemplated, or at all.
On November 14, 2016, we entered into a Merger Agreement with Regency pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with Regency, with Regency continuing as the surviving corporation. Pursuant to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.45 shares of Regency Common Stock. The proposed Merger has been unanimously approved by our board of directors and the board of directors of Regency, and we expect to complete the transaction on or about March 1, 2017 subject to satisfaction of closing conditions. These closing conditions include: (1) approval by our stockholders and the stockholders of Regency,which approvals were obtained on February 24, 2017; (2) approval of the Regency Common Stock to be issued in connection with the Merger for listing on the New York Stock Exchange; (3) the SEC having declared effective the registration statement and joint proxy statement/prospectus filed by us and Regency, and the registration statement not being the subject of any stop order or proceeding seeking a stop order; (4) no injunction or law prohibiting the Merger; (5) accuracy of representations made by each party as part of the Merger, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; and (7) receipt by us and by Regency of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion that each of Regency and Equity One qualify as a REIT under the Code. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed Merger.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Regency or Equity One.
At the effective time of the Merger, each share of our common stock (other than any shares owned directly by us and not held on behalf of third parties) outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.45 shares of Regency Common Stock, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Regency Common Stock or Equity One common stock. Changes in the price of Regency Common Stock prior to the Merger will affect the market value of the merger consideration that our stockholders will receive on the closing of the Merger. Stock price changes may result from a variety of factors (many of which are beyond our control or the control of Regency), including the following factors:

•	changes in the respective businesses, operations, assets, liabilities and prospects of either company;

•	changes in market assessments of the business, operations, financial position and prospects of either company;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common stock or Regency Common Stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Regency operate; and

•	other factors beyond our control or the control of Regency.
The price of Regency Common Stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date we filed our joint proxy statement/prospectus, or on the date of the special meeting of our stockholders or on the date of the special meeting of the stockholders of Regency. As a result, the market value of the merger consideration represented by the Exchange Ratio will also vary.
Our stockholders will be diluted by the Merger.
The Merger will result in our stockholders having an ownership stake in Regency that is smaller than their current stake in Equity One. Upon completion of the Merger, legacy Regency stockholders will own approximately 62% of the issued and outstanding shares of Regency Common Stock, and legacy Equity One stockholders will own approximately 38% of the issued and outstanding shares of Regency Common Stock. Consequently, our stockholders will have less influence over the management and policies of Regency after the effective time of the Merger than they currently exercise over the management and policies of Equity One.
Failure to complete the Merger could adversely affect our stock price and our future business and financial results.
If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to numerous risks, including the following:

•	upon termination of the Merger Agreement under specified circumstances, we may be required to pay Regency a termination fee of $150 million;

•
we will incur substantial costs relating to the merger, such as legal, accounting, financial advisory, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing or termination of the Merger;

•	our management focusing on the Merger instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the Merger completed;

•	we may face challenges retaining current employees and key personnel due to their uncertainty about our future and their future role with us; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.
If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or will not materially affect our business, financial results and stock price.

The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 15% or more of our stock or consolidated net revenues, net income or total assets. In addition, Regency generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “superior proposal” (as defined in the Merger Agreement) that may be made to us before our board of directors may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into such superior proposal.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Equity One from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some tenants or vendors may delay or defer decisions, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. Similarly, current employees may experience uncertainty about their future roles with Regency following the Merger, which may materially adversely affect our ability to retain and motivate key personnel during the pendency of the Merger. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without Regency’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
Risks Related to our Company in General
Shorter term expirations of our tenants may lead to increased vacancies and reduced rental income which would have an adverse effect on our future results of operations.
From 2017 through 2019 approximately 29.1% of our leases, based on annualized base rents, with tenants are due to expire. The annualized base rents at expiration for these leases are $21.6 million, $22.7 million, and $30.2 million for 2017, 2018 and 2019, respectively. Additionally, approximately 1.7% of our leases are month-to-month, representing $4.5 million of annualized base rents. Our ability to renew or replace these tenants at comparable rents or at all could have a significant impact on our future results of operations.
We may not be able to re-lease vacated space and, if we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commissions paid by us in connection with new leases or lease renewals and the cost of leasehold improvements. All of these events and factors could adversely affect our results of operations.
Revenue from our properties depends on the success of our tenants.
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Some of our leases also provide tenants with the ability to terminate the lease without penalty in the event they fail to achieve predetermined levels of sales. Any such lease terminations and any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as a landlord under the lease, which may also adversely affect our financial condition and results of operations.
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
The economic performance and value of our properties can be affected by many factors, including the following:

•	Economic uncertainty or downturns in general, or in the areas where our properties are located;

•	Local conditions, such as an oversupply of retail space, a reduction in demand for retail space or a change in local demographics;

•	The attractiveness of our properties to tenants and competition for tenants from other available locations;

•	Adverse changes in the financial condition of our tenants and ongoing consolidation within the retail sector;

•	The adverse impact of competition from new retail platforms and concepts to our existing tenants;

•	Changes in the perception of retailers or shoppers regarding the safety, convenience and attractiveness of our shopping centers and changes in the overall climate of the retail industry;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The expense of periodically renovating, repairing and re-letting spaces;

•	The impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our properties; and

•	The consequences of any armed conflict involving, or terrorist attack against, the United States.
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
Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages or that tenant interest in our properties would not decrease, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our stockholders.
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
As of December 31, 2016, we had approximately $655.2 million of senior notes, term loan financing and mortgage debt scheduled to mature in the next four years. At times during the last decade, the U.S. and global credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which occasionally caused the spreads on prospective debt financings to widen considerably. If a downturn or dislocation in credit markets were to occur or if interest rates were to dramatically increase from their current low levels, we may experience difficulty refinancing these upcoming debt maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing revolving line of credit to repay maturing debt, our ability to utilize the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt or draw heavily on our line of credit, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Any change in our credit ratings could further impact our access to capital and our cost of capital, including the cost of borrowings under our lines of credit. To the extent we are unable to efficiently access the credit markets, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2016, we had debt outstanding in the aggregate amount of approximately $1.4 billion. Our mortgage loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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
Our revolving credit facility, our term loans, our outstanding senior notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties and, during a default, our ability to pay dividends to our stockholders. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our revolving credit facility, all amounts outstanding may become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our senior note indebtedness and term loans possibly giving rise to the acceleration of such indebtedness.
Increases in interest rates would cause our borrowing costs to rise and generally adversely affect our operating results, the market price of our securities and the market value of our properties.
While we had approximately $727.9 million of fixed interest rate debt outstanding as of December 31, 2016, we also borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as interest expense with respect to maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders.

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
In addition, Gazit-Globe, Ltd. ("Gazit") and its subsidiaries beneficially own approximately 34.2% of the outstanding shares of our common stock as of December 31, 2016 and future decisions by Gazit to purchase or sell our stock could affect the market value of our securities. Specifically, we have granted Gazit registration rights with respect to many of its shares. In the event Gazit were to elect to sell some or all of those shares in a registered offering, liquidity in our stock could be adversely impacted. Because of the size of their holdings, changes in Gazit’s perceived financial condition may also affect the market price of our stock.
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
As of December 31, 2016, approximately 49%, 20% and 19% of our consolidated retail property GLA was located in Florida, the northeastern United States and California, respectively. Our key development and redevelopment projects are also primarily located in these regions. As a result, economic, real estate and other general conditions in these regions will significantly affect our revenue and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida, the northeastern United States and California. Any resulting reduction in demand for retail properties in these markets would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our consolidated retail property GLA is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural or man-made disasters. As of December 31, 2016, approximately 38% of the total insured value of our portfolio is located in the state of Florida and approximately 24% of the total insured value of our portfolio is located in the northeastern United States. These areas are prone to strong tropical storms and hurricanes and in the case of the northeast, severe winter storms, including blizzards. The cost of maintaining property insurance against these perils can vary significantly from year to year. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.
In addition, as of December 31, 2016, approximately 27% of the total insured value of our portfolio is located in the state of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. We do not currently carry insurance coverage covering material losses resulting from earthquakes in California. Therefore, if an earthquake did occur in California and our properties were affected, we would bear the losses resulting therefrom, which could be significant.
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
Our capital recycling activities entail various risks.
During 2016, we sold six non-core assets for aggregate gross proceeds of $20.5 million. In the future, we intend to selectively explore opportunities to sell additional non-core properties and reinvest those proceeds in other parts of our business, including in the development and redevelopment of our properties and the acquisition of higher quality properties in our target markets, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, in the near term the returns on the disposed assets are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.
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
An important component of our growth and investment strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2016, we had invested an aggregate of approximately $144.5 million in active development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $89.8 million to complete, including $53.8 million to complete our redevelopment of Serramonte Shopping Center located in Daly City, California. In addition to these costs, we expect to spend substantial amounts in the future in connection with the redevelopment of the Westwood Complex in Bethesda, Maryland and several other properties in our portfolio, and we are actively seeking additional significant development and redevelopment opportunities in our target markets. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	inability to secure necessary zoning or regulatory approvals;

•	inability to obtain the approval of existing tenants whose consents to the project are required under the terms of their leases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to secure key anchor or other tenants;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs;

•	changes in the level of future development and redevelopment activity could have an adverse impact on operating results by reducing the amount of capitalizable internal costs for development projects;

•	inability to realize the benefits of tax credits to the extent originally projected; and

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
Certain properties in our portfolio are subject to ground leases with third parties, which could adversely impact our business and operations if we are unable to renew a ground lease or are found to be in a breach of a ground lease.
Certain properties in our portfolio are subject to ground leases with third parties. As a result, we only own long-term leasehold or similar interests in those properties. Accordingly, unless we can extend the terms of these leases or purchase a fee interest in the underlying land before or at their expiration, we will lose our interest in the improvements and the right to operate such properties. Further, even if we are able to renew these leases, it may be on less favorable terms, which could adversely affect our results of operations with respect to these properties. Additionally, if we are found to be in breach of a ground lease, we could also lose our interest in the improvements and the right to operate the property that is subject to the ground lease. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. An impairment charge may be recorded if we were to lose the right to operate a property as we would be unable to further generate income from such property.
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
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has issued several accounting standards that could impact how we currently account for our material transactions, including, but not limited to, revenue recognition, lease accounting and other convergence projects with the International Accounting Standards Board. New accounting standards or pronouncements that may become applicable to us, or changes in the interpretation of existing standards and pronouncements, could have a significant adverse effect on our reported results for the affected periods.
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
Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that are not distributed, and will be subject to a 100%

excise tax on transactions with a TRS that are not conducted on an arms-length basis. In addition, our taxable REIT subsidiaries ("TRS") are subject to foreign, federal, state and local taxes. We currently own five operating properties in our TRSs.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. According to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.

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
Our chairman of the board of directors and his affiliates beneficially owned approximately 34.4% of our common stock as of December 31, 2016 and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2016, Chaim Katzman, the chairman of our board of directors, beneficially owned approximately 34.4% of the outstanding shares of our common stock, including 34.2% of our outstanding shares beneficially owned by Gazit and its subsidiaries. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock. Additionally, in the event Mr. Katzman and his affiliates were to sell substantial amounts of our common stock or Mr. Katzman’s support or involvement in our business were to change, the trading price of our common stock could experience volatility or decline significantly and our ability to raise additional equity on attractive terms could be significantly impaired.

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
In August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a new continuous equity offering program (the "ATM Program") under which we may sell up to 8.5 million shares of our common stock, par value of $0.01 per share, from time to time in "at-the-market" offerings or certain other transactions. During the year ended December 31, 2016, we issued an aggregate of 3.7 million shares of our common stock under the ATM Program and our previous ATM program. The issuance of additional common stock, including sales under the ATM Program, would dilute the interests of our current stockholders, and could depress the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, or impact our ability to pay dividends. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
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
As of December 31, 2016, Gazit and its subsidiaries beneficially owned approximately 34.2% of the outstanding shares of our common stock. Based on information we have received from Gazit, we believe that approximately 48.8% of the shares reported as beneficially owned by Gazit are pledged to secure loans made to it and its subsidiaries by commercial banks.
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
As of December 31, 2016, our portfolio comprised 122 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 2.3 million square feet of GLA, and six land parcels. All of our properties are owned in fee simple other than McAlpin Square located in Savannah, Georgia and Darinor Plaza located in Norwalk, Connecticut, each of which is subject to a ground lease in favor of a third party lessor. A small number of our other shopping centers include outparcels or portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
The following table provides a brief description of our consolidated properties as of December 31, 2016:

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Supermarket Anchor	Other Anchor Tenants
FLORIDA
SOUTH FLORIDA
Aventura Square	Aventura	1991	143,250	100.0%	$29.50		Babies R Us / Jewelry Exchange / Old Navy / Bed, Bath & Beyond / DSW
Bird 107 Plaza (1)	Miami	1962 / 1990	40,101	100.0%	$18.62		Walgreens
Bird Ludlum	Miami	1988 / 1998	191,993	96.3%	$21.79	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	Jupiter	1986	123,917	93.9%	$13.98	Publix	Walgreens
Boca Village Square	Boca Raton	1978 / 2014	92,193	96.3%	$21.17	Publix	CVS Pharmacy
Boynton Plaza (1)	Boynton Beach	1978 / 1999 / 2015	105,345	95.8%	$18.55	Publix	CVS Pharmacy
Chapel Trail	Pembroke Pines	2007	56,378	100.0%	$23.90		LA Fitness
Concord Shopping Plaza (1)	Miami	1962 / 1992 / 1993	302,142	99.5%	$12.36	Winn-Dixie	Home Depot / Big Lots / Dollar Tree / Youfit Health Clubs
Coral Reef Shopping Center	Palmetto Bay	1968 / 1990	74,680	100.0%	$29.79	Aldi	Walgreens
Crossroads Square	Pembroke Pines	1973	81,587	100.0%	$19.06		CVS Pharmacy / Goodwill / Party City
Greenwood	Palm Springs	1982 / 1994	133,438	92.1%	$14.79	Publix	Beall’s Outlet
Hammocks Town Center	Miami	1987 / 1993	183,834	99.6%	$16.03	Publix	Metro Dade Library / CVS Pharmacy / Youfit Health Clubs / Goodwill
Homestead McDonald's (1)	Homestead	2014	3,605	100.0%	$27.74
Jonathan’s Landing	Jupiter	1997	26,820	100.0%	$23.38
Lago Mar	Miami	1995	82,613	98.7%	$14.95	Publix	Youfit Health Clubs
Lantana Village (3)	Lantana	1976 / 1999	181,780	92.1%	$7.98	Winn-Dixie	Kmart
Magnolia Shoppes	Fort Lauderdale	1998	114,118	100.0%	$16.99		Regal Cinemas / Deal$
Pavilion	Naples	1982 / 2001 / 2011	167,745	91.2%	$19.56		Paragon Theaters / LA Fitness / Paradise Wine
Pine Island	Davie	1999	254,907	93.8%	$14.61	Publix	Burlington / Staples / Youfit Health Clubs
Pine Ridge Square	Coral Springs	1986 / 1998 / 2013	117,744	98.3%	$16.83	The Fresh Market	Ulta Beauty / Bed, Bath & Beyond / Marshalls
Prosperity Centre	Palm Beach Gardens	1993	123,614	100.0%	$21.26		Office Depot / CVS Pharmacy / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	Davie	1984 / 1999	155,204	99.2%	$13.84		Paragon Theaters / United Collection / Round Up / Goodwill / Game Room

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Supermarket Anchor	Other Anchor Tenants
Salerno Village	Stuart	1987	4,800	100.0%	$14.38
Sawgrass Promenade	Deerfield Beach	1982 / 1998	107,092	93.2%	$12.52	Publix	Walgreens / Dollar Tree
Sheridan Plaza	Hollywood	1973 / 1991	506,200	98.4%	$17.45	Publix	Ross Dress For Less / Bed Bath & Beyond / LA Fitness / Sunrise Medical Group/ Pet Supplies Plus / Office Depot / Kohl's
Shoppes of Oakbrook	Palm Beach Gardens	1974 / 2000 / 2003	200,448	98.0%	$16.25	Publix	CVS Pharmacy / Duffy's / Tuesday Morning / Bassett Furniture / Stein Mart
Shoppes of Silverlakes	Pembroke Pines	1995 / 1997	126,789	96.6%	$18.10	Publix	Goodwill
Shoppes of Sunset (1)	Miami	1979 / 2009	21,784	73.2%	$24.83
Shoppes of Sunset II (1)	Miami	1980 / 2009	27,676	65.7%	$21.24
Shops at Skylake	North Miami Beach	1999 / 2005 / 2006	284,382	98.4%	$20.83	Publix	TJ Maxx / LA Fitness / Goodwill
Shops at St. Lucie	Port St. Lucie	2006	27,363	100.0%	$21.90
Tamarac Town Square	Tamarac	1987	124,585	88.8%	$12.66	Publix	Dollar Tree / Pivot Education
Waterstone	Homestead	2005	61,000	100.0%	$15.96	Publix
West Bird	Miami	1977 / 2000	99,864	100.0%	$16.80	Publix	CVS Pharmacy
West Lake Shopping Center	Miami	1984 / 2000	100,747	96.0%	$18.08	Winn-Dixie	CVS Pharmacy
Westport Plaza	Davie	2002	47,391	96.5%	$19.56	Publix
Young Circle	Hollywood	1962 / 1997	64,574	95.5%	$15.42	Publix	Walgreens
TOTAL SHOPPING CENTERS SOUTH FLORIDA (37)			4,561,703	96.7%	$17.38

NORTH FLORIDA
Alafaya Commons (1)	Orlando	1986 / 2015	130,811	88.8%	$14.62		Academy Sports / Youfit Health Clubs
Alafaya Village	Orlando	1986	38,118	90.3%	$21.00
Atlantic Village	Atlantic Beach	1984 / 1996 / 2014	104,687	97.0%	$16.17		LA Fitness / Pet Supplies Plus
Charlotte Square	Port Charlotte	1980	91,143	70.4%	$10.02		Walmart
Ft. Caroline	Jacksonville	1985 / 1995	77,481	100.0%	$7.36	Winn-Dixie	Citi Trends / Planet Fitness
Glengary Shoppes	Sarasota	1995	92,844	90.6%	$20.96		Best Buy / Barnes & Noble
Kirkman Shoppes (1)	Orlando	1973 / 2015	114,673	94.3%	$22.38		LA Fitness / Walgreens
Mandarin Landing	Jacksonville	1976	139,580	95.1%	$17.43	Whole Foods	Office Depot / Aveda Institute
Old Kings Commons	Palm Coast	1988	84,759	99.0%	$10.19		Planet Fitness / Staples / Beall's Outlet
Ryanwood	Vero Beach	1987	114,876	93.1%	$11.84	Publix	Beall's Outlet / Harbor Freight Tools
South Beach	Jacksonville Beach	1990 / 1991	307,744	98.1%	$14.33	Trader Joe's	Bed Bath & Beyond / Ross Dress For Less / Stein Mart / Home Depot / Staples
South Point Center	Vero Beach	2003	64,790	91.9%	$16.35	Publix
Sunlake	Tampa	2008	97,871	91.8%	$20.05	Publix
Town & Country	Kissimmee	1993	75,181	97.9%	$9.12	Albertsons* (Ross Dress For Less)
Treasure Coast	Vero Beach	1983	133,779	92.9%	$14.21	Publix	TJ Maxx
Unigold Shopping Center	Winter Park	1987	114,127	93.3%	$12.53	Winn-Dixie	Youfit Health Clubs
TOTAL SHOPPING CENTERS NORTH FLORIDA (16)			1,782,464	93.4%	$14.87
TOTAL SHOPPING CENTERS FLORIDA (53)			6,344,167	95.8%	$16.69

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Supermarket Anchor	Other Anchor Tenants
CALIFORNIA
Circle Center West	Long Beach	1989	64,364	100.0%	$26.88		Marshalls
Culver Center	Culver City	1950 / 2000	216,646	97.1%	$30.52	Ralph’s	LA Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	Davis	1990	111,156	98.0%	$24.57	Safeway	Petco / CVS Pharmacy
Plaza Escuela	Walnut Creek	2002	153,565	89.9%	$44.30		Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Uniqlo
Pleasanton Plaza	Pleasanton	1981	163,469	93.9%	$13.93		JC Penney / Cost Plus World Market / Design's School of Cosmetology / Office Max
Potrero	San Francisco	1968 / 1997	226,642	84.2%	$32.33	Safeway	24 Hour Fitness / Party City / Petco / Ross Dress For Less
Ralph's Circle Center	Long Beach	1983	59,837	100.0%	$18.07	Ralph’s
San Carlos Marketplace (1)	San Carlos	1999 / 2007	153,510	100.0%	$32.81		Best Buy / PetSmart / TJ Maxx / Bassett Furniture
Talega Village Center	San Clemente	2007	102,273	100.0%	$20.50	Ralph's
Von’s Circle Center	Long Beach	1972	150,822	98.4%	$18.12	Von’s	Rite Aid / Ross Dress For Less
Willows Shopping Center (1)	Concord	2015	253,192	95.5%	$27.28		Claim Jumper Restaurants / UFC Gym / REI / The Jungle Fun / Old Navy / Ulta Beauty / Pier 1 Imports / Cost Plus World Market
TOTAL SHOPPING CENTERS CALIFORNIA (11)			1,655,476	94.9%	$27.20

NEW YORK
1175 Third Avenue	Manhattan	1995	25,350	100.0%	$106.86	Food Emporium
90-30 Metropolitan	Queens	2007	59,815	100.0%	$30.09	Trader Joe's	Staples / Michael’s
1225-1239 Second Avenue	Manhattan	1964 / 1987	18,426	100.0%	$114.72		CVS Pharmacy
Clocktower Plaza	Queens	1985 / 1995	78,820	93.6%	$47.99	Stop & Shop
The Gallery at Westbury Plaza	Westbury	2013	312,386	99.5%	$46.02	Trader Joe's	The Container Store / Famous Footwear / HomeGoods / Nordstrom Rack / Bloomingdale's / Gap Outlet / Saks Fifth Avenue / Old Navy / Bassett Furniture
Westbury Plaza	Westbury	1993 / 2004	394,451	100.0%	$24.16		Olive Garden / Costco / Marshalls / Walmart/ Thomasville Furniture / Total Wine
TOTAL SHOPPING CENTERS NEW YORK (6)			889,248	99.3%	$38.51

CONNECTICUT
91 Danbury Road (1)	Ridgefield	1965	4,612	100.0%	$26.32
Brookside Plaza	Enfield	1985 / 2006	216,597	95.1%	$14.52	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples / PetSmart / TJ Maxx
Compo Acres	Westport	1960 / 2011	42,754	93.2%	$50.20	Trader Joe’s
Copps Hill	Ridgefield	1979 / 2002	184,528	100.0%	$14.05	Stop & Shop	Kohl's / Rite Aid
Danbury Green	Danbury	1985 / 2006	123,940	100.0%	$23.20	Trader Joe’s	Rite Aid / Annie Sez / Staples / DSW / Danbury Hilton Garden Inn
Darinor Plaza	Norwalk	1978	153,135	100.0%	$17.97		Kohl's / Old Navy / Party City
Post Road Plaza	Darien	1978	19,704	100.0%	$51.36	Trader Joe's
Southbury Green	Southbury	1979 / 2002	156,100	97.5%	$22.51	ShopRite	Staples

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF	Supermarket Anchor	Other Anchor Tenants
The Village Center	Westport	1969-1973 / 2009-2010	89,159	89.8%	$39.29	The Fresh Market
Walmart at Norwalk (1)	Norwalk	1956 / 2002-2003	142,222	100.0%	$0.56		Walmart / Homegoods
TOTAL SHOPPING CENTERS CONNECTICUT (10)			1,132,751	97.7%	$18.98

GEORGIA
BridgeMill	Canton	2000	89,102	91.0%	$16.51	Publix
Buckhead Station	Atlanta	1996	233,817	100.0%	$23.15		Bed Bath & Beyond / TJ Maxx / Old Navy / Saks Off Fifth / DSW / Ulta Beauty / Nordstrom Rack / Cost Plus World Market
Chastain Square	Atlanta	1981 / 2001	91,637	98.4%	$20.80	Publix
McAlpin Square	Savannah	1979	173,952	96.7%	$9.21	Kroger	Big Lots / Savannah-Skidaway / Goodwill
Piedmont Peachtree Crossing	Atlanta	1978 / 1998	152,239	98.7%	$20.54	Kroger	Cost Plus World Market / Binders Art Supplies
Shops at Hampton Oaks	Fairburn	2009	20,842	48.6%	$11.55
Williamsburg at Dunwoody	Dunwoody	1983	44,928	77.6%	$25.48
TOTAL SHOPPING CENTERS GEORGIA (7)			806,517	95.3%	$18.56

MASSACHUSETTS
Cambridge Star Market	Cambridge	1953 / 1997	66,108	100.0%	$37.44	Star Market
Plymouth Shaw’s Supermarket	Plymouth	1993	59,726	100.0%	$17.58	Shaw's
Quincy Star Market	Quincy	1965 / 1995	100,741	100.0%	$21.48	Star Market
Swampscott Whole Foods	Swampscott	1967 / 2005	35,907	100.0%	$24.95	Whole Foods
Star's at West Roxbury	West Roxbury	1973 / 1995 / 2006	75,926	100.0%	$24.61	Star Market
The Collection at Harvard Square (1)	Cambridge	1906 / 1908 / 1912	41,050	87.9%	$60.43		Urban Outfitters
TOTAL SHOPPING CENTERS MASSACHUSETTS (6)			379,458	98.7%	$28.40

LOUISIANA
Ambassador Row	Lafayette	1980 / 1991	194,678	93.5%	$11.72		Big Lots / Chuck E Cheese / Planet Fitness / Jo-Ann Fabric and Craft Stores / Northern Tool + Equipment
Ambassador Row Courtyard	Lafayette	1986 / 1991 / 2005	149,642	68.9%	$11.94		Bed Bath & Beyond / Tuesday Morning / Cost Plus World Market
Bluebonnet Village	Baton Rouge	1983	101,585	95.8%	$12.90	Matherne’s	Office Depot
Elmwood Oaks	Harahan	1989	136,284	100.0%	$10.12		Academy Sports / Dollar Tree / Tuesday Morning
Siegen Village	Baton Rouge	1988	170,416	98.4%	$10.81		Office Depot / Big Lots / Dollar Tree / Planet Fitness / Party City
TOTAL SHOPPING CENTERS LOUISIANA (5)			752,605	91.2%	$11.38

MARYLAND
Westwood Complex	Bethesda	1958-1960 / 1990 / 2001	225,772	92.5%	$29.10	Giant Foods	Bowlmor Lanes / CITGO
TOTAL SHOPPING CENTERS MARYLAND (1)			225,772	92.5%	$29.10

NORTH CAROLINA
Centre Pointe Plaza (5)	Smithfield	1989	159,259	98.1%	$6.54		Belk’s / Dollar Tree / Aaron Rents / Burke’s Outlet Stores
Riverview Shopping Center (4)	Durham	1973 / 1995	128,498	90.3%	$8.74	Kroger	Upchurch Drugs / Riverview Galleries
TOTAL SHOPPING CENTERS NORTH CAROLINA (2)			287,757	94.6%	$7.48

TOTAL RETAIL PORTFOLIO EXCLUDING DEVELOPMENTS AND REDEVELOPMENTS (101)			12,473,751	95.8%	$20.09

Property	City, State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average Base Rent per Leased SF		Supermarket Anchor	Other Anchor Tenants
DEVELOPMENTS AND REDEVELOPMENTS (1)
101 7th Avenue	Manhattan, NY	1930 / 2015	56,870	100.0%	$79.13			Barneys New York
Broadway Plaza	Bronx, NY	2014	147,071	89.0%	$37.14		Aldi	TJ Maxx / Bob's Discount Furniture / Blink Fitness /F21 Red
Cashmere Corners	Port St. Lucie, FL	2001 / 2016	85,708	83.7%	$12.49			Walmart
Countryside Shops	Cooper City, FL	1986 / 1988 / 1991	200,392	97.5%	$14.95		Publix	Stein Mart
Lake Mary Centre	Lake Mary, FL	1988 / 2001 / 2015	359,525	94.0%	$14.87		The Fresh Market	Ross Dress For Less / LA Fitness / Office Depot / Academy Sports / Hobby Lobby
Medford	Medford, MA	1995	62,656	3.7%	$23.67
North Bay Village	Miami Beach, FL	1970 / 2000	—	—	$—
Pablo Plaza	Jacksonville, FL	1974 / 1998 / 2001 / 2008	153,255	86.2%	$13.78		Publix* (Office Depot)	Marshalls / HomeGoods /PetSmart
Point Royale	Miami, FL	1970 / 2000	182,339	89.1%	$13.88		Winn-Dixie	Burlington / Pasteur Medical
Serramonte Center	Daly City, CA	1968	839,666	97.2%	$28.21	(2)		Macy's / JC Penney / Target / Crunch Gym / H&M / Forever 21 / Uniqlo / Dick's Sporting Goods
Serramonte Center - Expansion Project	Daly City, CA		247,950	79.5%	$30.24	(2)		Buy Buy Baby / Cost Plus World Market / Dave & Buster's / Daiso / Nordstrom Rack / Ross Dress for Less / Party City / TJ Maxx
TOTAL DEVELOPMENTS AND REDEVELOPMENTS (10) (1)			2,335,432	90.0%	$23.87	(2)

TOTAL RETAIL PORTFOLIO INCLUDING DEVELOPMENTS AND REDEVELOPMENTS (111)			14,809,183	94.9%	$20.59	(2)

NON-RETAIL PROPERTIES (1)
200 Potrero	San Francisco, CA	1928	30,500	55.1%				Golden Bear Sportswear
Banco Popular Office Building	Miami, FL	1971	32,737	64.0%
Westport Office	Westport, CT	1984	4,000	41.3%
Westwood - Manor Care	Bethesda, MD	1976	41,123	—
Westwood Towers	Bethesda, MD	1968 / 1997	211,020	100.0%				Housing Opportunities
TOTAL NON-RETAIL PROPERTIES (5) (1)			319,380	78.4%

TOTAL EXCLUDING LAND (116)			15,128,563	94.5%

LAND (6) (1)

TOTAL CONSOLIDATED - 122 Properties
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

(1)
Not included in the same-property net operating income ("NOI") pool for the year ended December 31, 2016. The same-property NOI pool including redevelopments includes all our redevelopment properties, but does not include our development properties. The only development property as of December 31, 2016 was Broadway Plaza.

(2)
Average base rent ("ABR") per leased SF for Serramonte Center, total development and redevelopment properties and total retail portfolio including developments and redevelopments is adjusted by removing the square footage attributable to certain anchor tenants at Serramonte Center that pay percentage rent in lieu of minimum rent.

(3)	Property, excluding outparcels totaling 16,800 square feet, sold in January 2017.

(4)	Property sold in January 2017.

(5)	Property sold in February 2017.

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
Major Tenants
The following table sets forth as of December 31, 2016 the GLA and the annual base rent of our existing properties leased to tenants in our portfolio. Our total retail portfolio is defined as all of our shopping centers accounted for on a consolidated basis, including properties under development and redevelopment, excluding non-retail properties and properties held in unconsolidated joint ventures. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	2,798,730	6,947,451	4,303,943	14,050,124
Percentage of Total Leased GLA	19.9%	49.5%	30.6%	100.0%

ABR	$38,431,327	$115,406,310	$130,226,935	$284,064,572
Percentage of Total ABR	13.5%	40.6%	45.9%	100.0%
The following table sets forth as of December 31, 2016 information regarding leases with the ten largest tenants (by ABR) in our shopping center portfolio, including those properties under development or redevelopment:

Tenant	Number of Stores	GLA (square feet)	Percent of Total GLA	ABR	Percent of Total ABR	ABR per Square Foot
Albertsons / Shaw's / Star Market / Safeway / Vons	8	480,825	3.2%	$9,603,995	3.4%	$19.97
Publix	25	1,062,166	7.2%	8,805,340	3.1%	$8.29
TJ Maxx / Homegoods / Marshalls	14	412,270	2.8%	8,324,459	2.9%	$20.19
Bed Bath & Beyond / Cost Plus World Market / Buy Buy Baby	15	428,021	2.9%	6,754,592	2.4%	$15.78
L.A. Fitness	8	356,609	2.4%	6,736,810	2.4%	$18.89
Stop & Shop	2	121,683	0.8%	4,676,055	1.6%	$38.43
Barney's New York	1	56,870	0.4%	4,500,000	1.6%	$79.13
CVS Pharmacy	11	139,899	0.9%	3,994,498	1.4%	$28.55
The Gap / Old Navy	7	115,187	0.8%	3,833,331	1.3%	$33.28
Best Buy	3	138,995	0.9%	3,247,228	1.1%	$23.36
Total Top Ten Tenants	94	3,312,525	22.3%	$60,476,308	21.2%	$18.26
Lease Expirations
The following tables set forth as of December 31, 2016 the anticipated expirations of tenant leases in our portfolio, excluding those properties under development or redevelopment, for each year from 2017 through 2025 and thereafter and month-to-month leases, assuming no exercise of renewal options or early termination rights:

ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	85	212,849	1.7%	$4,473,806	1.7%	$21.02
2017	274	1,040,463	8.3%	21,648,837	8.4%	$20.81
2018	239	1,114,660	8.9%	22,749,078	8.9%	$20.41
2019	242	1,579,394	12.7%	30,181,631	11.8%	$19.11
2020	229	1,487,247	11.9%	26,413,049	10.3%	$17.76
2021	253	1,491,734	12.0%	28,361,758	11.0%	$19.01
2022	149	1,391,510	11.2%	27,729,066	10.8%	$19.93
2023	86	756,483	6.1%	19,944,557	7.8%	$26.36
2024	64	397,528	3.2%	12,603,943	4.9%	$31.71
2025	75	625,337	5.0%	15,300,089	6.0%	$24.47
Thereafter	138	1,850,497	14.8%	47,153,470	18.4%	$25.48
Sub-total/Average	1,834	11,947,702	95.8%	256,559,284	100.0%	$21.47
Vacant	225	526,049	4.2%	NA	NA	NA
Total	2,059	12,473,751	100.0%	$256,559,284	100.0%	NA
ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	6	87,195	1.1%	$895,271	0.7%	$10.27
2017	18	535,292	6.5%	7,759,169	5.7%	$14.50
2018	21	602,652	7.3%	7,860,770	5.8%	$13.04
2019	27	1,064,066	12.9%	15,435,694	11.3%	$14.51
2020	33	993,666	12.0%	12,152,934	8.9%	$12.23
2021	31	1,003,853	12.2%	12,852,815	9.5%	$12.80
2022	34	1,094,160	13.2%	17,809,140	13.1%	$16.28
2023	21	553,555	6.7%	11,779,351	8.7%	$21.28
2024	12	259,398	3.1%	7,635,404	5.6%	$29.44
2025	19	435,785	5.3%	8,368,975	6.1%	$19.20
Thereafter	45	1,530,299	18.5%	33,458,009	24.6%	$21.86
Sub-total/Average	267	8,159,921	98.8%	136,007,532	100.0%	$16.67
Vacant	5	96,396	1.2%	NA	NA	NA
Total	272	8,256,317	100.0%	$136,007,532	100.0%	NA

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	ABR at Expiration	Percent of Aggregate ABR at Expiration	ABR per Square Foot at Expiration
M-T-M	79	125,654	3.0%	$3,578,535	3.0%	$28.48
2017	256	505,171	12.0%	13,889,668	11.5%	$27.49
2018	218	512,008	12.1%	14,888,308	12.4%	$29.08
2019	215	515,328	12.2%	14,745,937	12.2%	$28.61
2020	196	493,581	11.7%	14,260,115	11.8%	$28.89
2021	222	487,881	11.6%	15,508,943	12.9%	$31.79
2022	115	297,350	7.0%	9,919,926	8.2%	$33.36
2023	65	202,928	4.8%	8,165,206	6.8%	$40.24
2024	52	138,130	3.3%	4,968,539	4.1%	$35.97
2025	56	189,552	4.5%	6,931,114	5.7%	$36.57
Thereafter	93	320,198	7.6%	13,695,461	11.4%	$42.77
Sub-total/Average	1,567	3,787,781	89.8%	120,551,752	100.0%	$31.83
Vacant	220	429,653	10.2%	NA	NA	NA
Total	1,787	4,217,434	100.0%	$120,551,752	100.0%	NA
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
Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 14, 2017, there were 842 holders of record of our common stock (which number does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency). The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends per share declared by us on our common stock:

	Price Per Share
	High	Low	Dividends Declared Per Share
2016:
First Quarter	$29.08	$25.02	$0.22
Second Quarter	$32.19	$27.26	$0.22
Third Quarter	$33.46	$29.49	$0.22
Fourth Quarter	$31.09	$26.63	$0.22
2015:
First Quarter	$28.23	$25.40	$0.22
Second Quarter	$27.45	$23.23	$0.22
Third Quarter	$26.03	$22.52	$0.22
Fourth Quarter	$27.74	$24.07	$0.22
Dividends paid during 2016 and 2015 totaled $126.5 million and $113.0 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.
Our total annual dividends paid per common share for each of 2016 and 2015 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2017 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity REIT Index, and the S&P 500 Index, from December 31, 2011 until December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index, and the S&P 500 Index and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Equity One, Inc.	100.00	129.20	143.54	168.53	186.91	217.69
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2016 - October 31, 2016	—		$—	N/A	N/A
November 1, 2016 - November 30, 2016	—		$—	N/A	N/A
December 1, 2016 - December 31, 2016	45,148	(1)	$30.06	N/A	N/A
	45,148		$30.06	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Item 12 of this annual report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2016. The balance sheet data as of December 31, 2016 and 2015 and the statement of income data for the years ended December 31, 2016, 2015 and 2014 have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands other than per share and percentage data)
Statement of Operations Data:
Total revenue	$375,338	$360,153	$353,185	$332,511	$301,033
Total costs and expenses	236,424	222,814	232,012	216,427	201,859
Interest expense	(48,603)	(55,322)	(66,427)	(70,566)	(73,139)
Other income, net	3,620	12,693	14,809	8,495	7,828
Gain on sale of operating properties	3,670	3,952	14,029	—	—
(Loss) gain on extinguishment of debt	(14,650)	(7,298)	(2,750)	107	(29,146)
Impairment losses	(3,121)	(16,753)	(21,850)	(5,641)	(8,909)
Merger expenses	(5,505)	—	—	—	—
Income tax (provision) benefit of taxable REIT subsidiaries	(1,485)	856	(850)	484	2,980
Income (loss) from continuing operations	$72,840	$75,467	$58,134	$48,963	$(1,212)
Net income (loss) attributable to Equity One, Inc.	$72,840	$65,453	$48,897	$77,954	$(3,477)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.51	$0.51	$0.37	$0.32	$(0.11)
Net income (loss)	$0.51	$0.51	$0.39	$0.66	$(0.04)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.51	$0.51	$0.37	$0.32	$(0.11)
Net income (loss)	$0.51	$0.51	$0.39	$0.65	$(0.04)
Balance Sheet Data:
Income producing properties, net of accumulated depreciation	$3,016,330	$2,898,539	$2,746,548	$2,798,965	$2,639,909
Total assets	$3,494,604	$3,375,903	$3,256,779	$3,348,460	$3,495,265
Notes payable (1)	$1,423,646	$1,371,430	$1,329,914	$1,502,291	$1,578,891
Total liabilities	$1,654,317	$1,605,752	$1,566,170	$1,744,545	$1,868,235
Redeemable noncontrolling interests	$—	$—	$—	$989	$22,551
Stockholders’ equity of Equity One, Inc.	$1,840,287	$1,564,006	$1,483,420	$1,395,183	$1,396,726
Other Data:
Funds from operations available to diluted common shareholders (2)	$176,260	$170,838	$157,924	$150,911	$97,660
Cash flows from:
Operating activities	$187,636	$164,765	$144,095	$132,742	$153,219
Investing activities	$(216,461)	$(179,300)	$26,462	$123,047	$(332,263)
Financing activities	$24,122	$8,419	$(168,671)	$(257,622)	$195,497
GLA (square feet) at end of period	15,129	15,370	13,460	14,895	16,941
Consolidated retail occupancy excluding developments and redevelopments at end of period	95.8%	96.0%	95.0%	92.4%	92.1%
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
(1) Excludes unamortized deferred financing costs and premium/discount on notes payable.
(2) We believe Funds from Operations ("FFO") (when combined with the primary presentations in accordance with accounting principles generally accepted in the United States of America ("GAAP")) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations, "Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."
FFO, as defined by NAREIT, is "net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." NAREIT further states that "adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We believe that the presentation of comparable period operating results generated from our FFO measure provides financial analysts, investors and stockholders with more complete information regarding our performance than they would have without the presentation of this information. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
FFO is presented to assist investors in analyzing our operating performance. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs, including the ability to make distributions, (iii) is not an alternative to cash flow as a measure of liquidity, and (iv) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. We believe that net income (loss) attributable to Equity One, Inc. is the most directly comparable GAAP measure to FFO.
The following table reflects the reconciliation of net income attributable to Equity One, Inc. to FFO for each of the five years in the period ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Net income (loss) attributable to Equity One, Inc.	$72,840	$65,453	$48,897	$77,954	$(3,477)
Real estate depreciation and amortization, net of noncontrolling interest	101,059	91,705	100,130	90,097	87,456
Pro-rata share of real estate depreciation and amortization from unconsolidated joint ventures	3,577	3,947	4,186	4,283	3,932
Gain on disposal of depreciable assets (1)	(3,670)	(3,952)	(16,902)	(38,561)	(15,407)
Pro-rata share of gain on disposal of depreciable assets from unconsolidated joint ventures, net of noncontrolling interest (2) (3)	—	(8,428)	(8,007)	—	—
Impairments of depreciable real estate (1)	2,454	12,886	19,620	7,244	28,175
Tax effect of adjustments	—	(768)	4	(22)	(3,019)
FFO	176,260	160,843	147,928	140,995	97,660
Earnings attributed to noncontrolling interest (4)	—	9,995	9,996	9,996	—
FFO available to diluted common shareholders	$176,260	$170,838	$157,924	$150,991	$97,660
FFO per diluted common share	$1.23	$1.22	$1.20	$1.17	$0.85
Weighted average diluted shares (5)	143,167	139,518	131,083	129,129	114,549
__________________________________________
Note: Amounts for the years ended December 31, 2014, 2013 and 2012 include amounts classified as discontinued operations.

(1)
Includes the recognition of deferred gains of $3.3 million associated with the past disposition of assets by us to GRI-EQY I, LLC (the "GRI JV") for the year ended December 31, 2015. See Note 8 to the consolidated financial statements for further discussion.

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

(4)
Represents earnings attributed to convertible units held by LIH, which have been excluded for purposes of calculating earnings (loss) per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the years ended December 31, 2015, 2014 and 2013 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive. In January 2016, LIH exercised its redemption right with respect to all of its outstanding convertible units in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. See Note 15 to the consolidated financial statements for further discussion.

(5)
Weighted average diluted shares used to calculate FFO per share for the years ended December 31, 2015, 2014 and 2013 are higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

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
As of December 31, 2016, our portfolio comprised 122 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 2.3 million square feet of GLA, and six land parcels. As of December 31, 2016, our retail occupancy excluding developments and redevelopments was 95.8% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA. For additional information regarding the properties in our portfolio, refer to Item 2 - Properties.
On November 14, 2016, we entered into a Merger Agreement with Regency pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Regency, with Regency continuing as the surviving corporation. Pursuant to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.45 shares of common stock of Regency Common Stock. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business. The proposed Merger has been unanimously approved by our board of directors and the board of directors of Regency and was approved by our stockholders and the stockholders of Regency. The closing of the Merger is expected to occur on or about March 1, 2017, subject to the satisfaction of certain closing conditions.
We witnessed increasing interest from prospective small shop tenants during 2016 across the portfolio and are cautiously optimistic that this trend will continue in line with general economic conditions. Many of our shopping centers are anchored by supermarkets or drug stores which are necessity-oriented retailers and are thus less susceptible to economic cycles. As of December 31, 2016, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw recurring traffic to shopping centers even during challenging economic conditions. Additionally, many of the shop tenants that locate in supermarket-anchored centers tend to be service-oriented uses rather than retailers, thus providing further resistance to any competitive encroachment due to e-commerce. Though our pace of disposition activity has slowed, we continue to reinvest proceeds from dispositions and other financing activities into higher quality assets located in urban markets or markets with significant barriers to entry. We believe the diversification of our portfolio over the past several years has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.

Subject to applicable restrictions contained in the Merger Agreement, we intend to seek opportunities to invest in our primary target markets of California, the northeastern United States, Washington D.C., South Florida and Atlanta while selectively disposing of assets which are located outside of our target markets or which have relatively limited prospects for future net operating income ("NOI") growth. We also actively seek opportunities to develop or redevelop centers in high density markets with strong demographic characteristics and established markets with high barriers to entry. As pricing and opportunity permit, we expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Operating Strategies. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. In 2016, we achieved the following leasing results:

•
the signing of 152 new leases totaling 665,549 square feet, including, on a same-space(1) basis, 106 new leases totaling 371,918 square feet at an average rental rate of $26.21 per square foot in 2016 (excluding $20.52 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $23.04 per square foot, resulting in a 13.7% average rent spread;

•
the renewal and extension of 280 leases totaling 1.6 million square feet, including, on a same-space basis, 274 leases totaling 1.6 million square feet at an average rental rate of $18.97 per square foot in 2016 (excluding $0.87 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $17.10 per square foot, a 10.9% average rent spread;

•	retail occupancy(2) excluding developments and redevelopments of 95.8% as of December 31, 2016 compared to 96.0% as of December 31, 2015; and

•	occupancy on a same-property basis(3) of 95.8% as of December 31, 2016 compared to 96.1% as of December 31, 2015.
____________________________________

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
Investment Strategies. Subject to applicable restrictions contained in the Merger Agreement, our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2016, this strategy resulted in:

•
the acquisition of two shopping centers, located in San Carlos, California and Norwalk, Connecticut, and an outparcel adjacent to Pablo Plaza, located in Jacksonville, Florida, for an aggregate purchase price of $129.6 million; and

•	the sale of six non-core assets located in North Carolina, Georgia, Louisiana and Florida for aggregate gross proceeds of $20.5 million.
Capital Strategies. Subject to applicable restrictions contained in the Merger Agreement, we intend to grow and expand our business by using cash flow from operations, borrowing under our existing credit facilities, reinvesting proceeds from selling properties that no longer meet our investment criteria, accessing the capital markets to issue equity and debt or using joint venture arrangements. During 2016, we financed our business using our revolving line of credit, proceeds from the issuance of senior notes, proceeds from the sale of our common stock, proceeds from the sale of the properties mentioned above and various other activities throughout the year including:

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

•
the redemption of our 6.00% and 6.25% senior notes which had principal balances of $117.0 million and $101.4 million, respectively, resulting in a loss on the early extinguishment of debt totaling $12.6 million, which was comprised of the make-whole premiums and deferred fees and costs associated with the notes;

•
the origination of a mortgage loan secured by Westbury Plaza located in Nassau County, New York. The mortgage loan has a principal balance of $88.0 million, bears interest at a rate of 3.76% per annum, and matures on February 1, 2026;

•
the defeasance of the mortgage loan encumbering Culver Center located in Culver City, California, which had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum, and was scheduled to mature in May 2017, resulting in a loss on the early extinguishment of debt of $1.6 million;

•	the prepayment, without penalty, of three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum;

•
the termination and settlement of our $50.0 million forward starting interest rate swap in connection with the pricing of our $200.0 million senior notes due 2026, resulting in a cash payment of $3.1 million to the counterparty; and

•
the acquisition of the remaining interest of the CapCo joint venture as a result of LIH exercising its redemption right, which was satisfied through the issuance of approximately 11.4 million shares of our common stock to LIH.

As of December 31, 2016, the aggregate outstanding balance on our revolving credit facility was $118.0 million as compared to $96.0 million as of December 31, 2015. As of December 31, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $850.0 million, less outstanding borrowings of $118.0 million and outstanding letters of credit with an aggregate face amount of $1.4 million.
2017 Outlook. While the markets in which we operate have experienced gradual improvement in general economic conditions in recent years, the rate of economic recovery has varied across our operating regions. In addition, the supply and demand for retail space in many of our markets is impacted by store openings and closings and mergers and bankruptcies of national and franchise operators. Certain retail categories such as electronic goods, office supply stores, apparel and book stores continue to face increased threats from e-commerce. We believe that recent growth and diversification of our portfolio into top urban markets combined with the current lack of newly developed shopping centers should help to mitigate the impact of these challenges on our business.
We have 1.0 million square feet of GLA in our portfolio with leases expiring in 2017 and another 212,849 square feet of GLA under month-to-month leases. We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces although there can be no assurance that we will obtain such increases.
Subject to applicable restrictions contained in the Merger Agreement, our financing activities during 2017 could include additional borrowings on our line of credit, debt and/or equity offerings or private placements, creation of joint ventures with institutional partners, and the early repayment of unsecured indebtedness and mortgages. We believe we ended 2016 with sufficient cash and availability under our existing revolving line of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, additional credit facilities, the placement of mortgage financings, or the sale of assets will impact our capacity to invest in a manner that provides growing returns for our stockholders.
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
Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements; however, the most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:
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
In allocating the purchase price of an acquired property to identified intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are accelerated and recognized in minimum rent.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include estimates of lost rental and recovery revenue during the expected lease-up periods and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are accelerated and recognized in depreciation and amortization expense.

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
Construction in progress and land are also carried at cost, and no depreciation is recognized. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, except certain demolition costs which are expensed as incurred, are capitalized into construction in progress and land on our consolidated balance sheet. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual accumulated expenditures. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Long-Lived Assets. We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. As of December 31, 2016, we reviewed the operating properties, construction in progress, and land for potential indicators of impairment on a property-by-property basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC. For those properties for which an indicator of impairment was identified, we projected future cash flows for each property on an individual basis. The key assumptions underlying these projected future cash flows are dependent on property-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:

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
The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence and we have virtually no influence over partnership operating and financial policies. Under the cost method, income distributions from the partnership are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
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
Income Tax. Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from activities conducted through our TRSs are subject to federal, state and local income taxes. Income taxes attributable to our TRSs are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities’ assets and liabilities and for operating loss and tax credit carryforwards. The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate.
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
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for recent accounting pronouncements.
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

Our primary cash expenses consist of our property operating expenses, which include repairs and maintenance, management expenses, insurance, and utilities; real estate taxes; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, senior notes, term loans and a revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment. For the year ended December 31, 2016, we moved one property (Point Royale), with 182,339 square feet out of the same-property pool as it is undergoing redevelopment. Additionally, we moved four properties that had been under redevelopment (Alafaya Commons, Boynton Plaza, Kirkman Shoppes and Willows Shopping Center) with an aggregate of 604,021 square feet into the same-property pool.
Same-Property NOI

In this section, we present NOI and cash NOI, which are non-GAAP financial measures. The most directly comparable GAAP measure is net income attributable to Equity One, Inc., which, to calculate NOI, is adjusted to add back depreciation and amortization expense, general and administrative expense, interest expense, impairment losses, merger expenses, income tax provision (benefit) of taxable REIT subsidiaries and net income attributable to noncontrolling interests, and to exclude management and leasing services income, equity in income of unconsolidated joint ventures, gain/loss on sale of operating properties, gain/loss on extinguishment of debt and other income. Cash NOI is further adjusted to exclude straight-line rent, amortization of below-market ground lease intangibles, amortization of lease incentives, and accretion of below market lease intangibles (net), and to include management fee expense recorded at each property based on a percentage of revenue which is eliminated in consolidation. We use NOI and cash NOI internally as performance measures and believe cash NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI and cash NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe NOI and cash NOI are useful to investors as performance measures because, when compared across periods, NOI and cash NOI reflect the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Equity One, Inc. NOI and cash NOI exclude certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI and cash NOI presented by us may not be comparable to NOI and cash NOI reported by other REITs that define NOI and cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI and cash NOI should be examined in conjunction with net income attributable to Equity One, Inc. as presented in our consolidated financial statements. NOI and cash NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Same-property NOI increased by $8.4 million, or 4.5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Same-property NOI including redevelopments increased by $12.7 million, or 5.6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in same-property NOI and same-property NOI including redevelopments was primarily driven by an increase in minimum rent throughout the portfolio from rent commencements (net of concessions and abatements), renewals and contractual rent increases.

The following table reflects the reconciliation of net income attributable to Equity One, Inc., the most directly comparable GAAP measure, to same-property NOI for the periods presented:

	For the year ended December 31,
	2016	2015
	(Dollars in thousands)
Net income attributable to Equity One, Inc.	$72,840	$65,453
Net income attributable to noncontrolling interests	—	10,014
Income tax provision (benefit) of taxable REIT subsidiaries	1,485	(856)
Income before income taxes	74,325	74,611
Less:
Management and leasing services income	1,140	1,877
Equity in income of unconsolidated joint ventures	2,711	6,493
Gain on sale of operating properties	3,670	3,952
Other income	909	6,200
Add:
Depreciation and amortization expense	102,252	92,997
General and administrative expenses	39,426	36,277
Interest expense	48,603	55,322
Loss on extinguishment of debt	14,650	7,298
Impairment losses	3,121	16,753
Merger expenses (1)	5,505	—
Total NOI	279,452	264,736
Straight-line rent	(4,840)	(4,612)
Accretion of below-market lease intangibles, net	(13,439)	(13,793)
Intercompany management fees	(11,953)	(11,212)
Amortization of lease incentives	1,264	1,034
Amortization of below-market ground lease intangibles	733	601
Total Cash NOI	251,217	236,754
Other non same-property NOI	(13,124)	(10,664)
Adjustments (2)	(30)	(745)
Same-property NOI including redevelopments (3)	238,063	225,345
Redevelopment property NOI	(42,714)	(38,432)
Same-property NOI (3)	$195,349	$186,913

Growth in same-property NOI	4.5%
Number of properties (4)	88

Growth in same-property NOI including redevelopments	5.6%
Number of properties (5)	97
___________________________________________________

(1)	Represents costs associated with the company's pending merger with Regency.

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

(3)
Included in same-property NOI for the year ended December 31, 2016 is $366,500 in rents related to prior periods that were recognized in connection with the execution of a retroactive anchor lease renewal at Westwood Complex.

(4)
The same-property pool includes only those properties that the company consolidated, owned and operated for the entirety of both periods being compared and excludes non-retail properties and properties for which significant development or redevelopment occurred during either of the periods being compared.

(5)
The same-property pool including redevelopments includes those properties that the company consolidated, owned and operated for the entirety of both periods being compared, including properties for which significant redevelopment occurred during either of the periods being compared, but excluding non-retail properties and development properties.

Comparison of the Year Ended December 31, 2016 to 2015
The following summarizes certain line items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2016 as compared to the same period in 2015:

	For the year ended December 31,
	2016	2015	% Change
	(In thousands)
Total revenue	$375,338	$360,153	4.2%
Property operating expenses	51,705	51,373	0.6%
Real estate tax expense	43,041	42,167	2.1%
Depreciation and amortization expense	102,252	92,997	10.0%
General and administrative expenses	39,426	36,277	8.7%
Equity in income of unconsolidated joint ventures	2,711	6,493	(58.2)%
Other income	909	6,200	(85.3)%
Interest expense	48,603	55,322	(12.1)%
Gain on sale of operating properties	3,670	3,952	(7.1)%
Loss on extinguishment of debt	14,650	7,298	100.7%
Impairment losses	3,121	16,753	(81.4)%
Merger expenses	5,505	—	NM*
Net income	72,840	75,467	(3.5)%
Net income attributable to noncontrolling interests	—	(10,014)	(100.0)%
Net income attributable to Equity One, Inc.	72,840	65,453	11.3%
___________
 * NM = not meaningful
Total revenue increased by $15.2 million, or 4.2%, to $375.3 million in 2016 from $360.2 million in 2015. The increase was primarily attributable to the following:

•	an increase of approximately $9.4 million associated with properties acquired in 2016 and 2015;

•	an increase of approximately $7.7 million in same-property revenue primarily due to higher rent from new rent commencements and renewals and contractual rent increases; and

•	an increase of approximately $5.0 million related to higher rents from development and redevelopment projects; partially offset by

•	a decrease of approximately $3.8 million associated with properties sold in 2016 and 2015;

•	a decrease of approximately $1.9 million associated with lease termination fees received during 2015;

•	a decrease in management and leasing services income of approximately $700,000 associated with our unconsolidated joint ventures in part due to the unwinding of one of our joint ventures in 2015; and

•	a decrease of approximately $500,000 associated with non-retail properties primarily due to lower occupancy.
Property operating expenses increased by $332,000, or 0.6%, to $51.7 million in 2016 from $51.4 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $810,000 associated with properties acquired in 2016 and 2015; and

•
a net increase of approximately $720,000 in same-property expenses primarily due to higher common area maintenance costs and higher bad debt expense, partially offset by lower lease termination costs; partially offset by

•	a decrease of approximately $1.1 million associated with properties sold in 2016 and 2015; and

•	a decrease of approximately $145,000 in operating expenses for development and redevelopment properties.
Real estate tax expense increased by $874,000, or 2.1%, to $43.0 million in 2016 from $42.2 million in 2015. The increase primarily consisted of the following:

•	an increase of approximately $850,000 associated with properties acquired in 2016 and 2015; and

•	a net increase of approximately $345,000 in real estate tax expense across our portfolio of properties; partially offset by

•	a decrease of approximately $320,000 associated with properties sold in 2016 and 2015.
Depreciation and amortization expense increased by $9.3 million, or 10.0%, to $102.3 million in 2016 from $93.0 million in 2015. The increase was primarily related to the following:

•	an increase of approximately $7.4 million related to accelerated depreciation of assets razed as part of redevelopment projects and tenant vacancies in 2016;

•	an increase of approximately $4.8 million related to new depreciable assets added during 2016 and 2015 associated with completed redevelopment and development projects; and

•	an increase of approximately $4.3 million related to depreciation on properties acquired in 2016 and 2015; partially offset by

•	a decrease of approximately $6.2 million due to assets becoming fully depreciated and amortized during 2016 and 2015; and

•	a decrease of approximately $830,000 associated with properties sold in 2016 and 2015.
General and administrative expenses increased by $3.1 million, or 8.7%, to $39.4 million in 2016 from $36.3 million in 2015. The increase was primarily related to the following:

•	an increase in transaction-related costs of $2.2 million primarily due to higher acquisition expenses; and

•	an increase of approximately $1.9 million in total employment costs; partially offset by

•	a decrease of approximately $530,000 in professional services primarily due to lower consulting fees and franchise taxes; and

•	a decrease of approximately $390,000 in public company and other administrative expenses.
Equity in income of unconsolidated joint ventures decreased by $3.8 million primarily due to the recognition in 2015 of our proportionate share of the gain on sale of two joint venture properties of $2.9 million and the unwinding of the GRI JV in 2015.
Other income of $909,000 in 2016 primarily includes $596,000 related to the settlement of claims for historical tenant bankruptcies. Other income of $6.2 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption.
Interest expense decreased by $6.7 million, or 12.1%, to $48.6 million in 2016 from $55.3 million in 2015. The decrease was primarily attributable to the following:

•
a net decrease of approximately $12.4 million due to the redemption of our 6.25%, 6.00% and 5.375% senior notes in 2016 and 2015, partially offset by the issuance of our 3.81% series A senior notes and 3.91% series B senior notes; and

•
a decrease of approximately $1.2 million associated with lower net mortgage interest expense primarily due to the repayment of mortgage loans during 2016 and 2015, partially offset by a new mortgage loan secured by Westbury Plaza; partially offset by

•	an increase of approximately $4.2 million due to higher interest expense and facility fees primarily associated with the $300.0 million delayed draw term loan facility entered into in December 2015;

•	an increase of approximately $2.2 million due to lower capitalized interest primarily as a result of the completion of a major redevelopment project in 2016; and

•	an increase of approximately $520,000 due to higher interest expense associated with the revolving credit facility.
The gain on the sale of operating properties in 2016 of $3.7 million was primarily from the sale of six properties during the year. The gain on the sale of operating properties of $4.0 million in 2015 was primarily due to the redemption of our interest in the GRI JV, which resulted in the recognition of a gain of $3.3 million from the deferred gains associated with the past disposition of assets by us to the joint venture.
We recognized a loss on extinguishment of debt of $14.7 million in 2016 primarily consisting of $7.4 million from the redemption of our 6.00% senior notes due September 2017, $5.2 million from the redemption of our 6.25% senior notes due January 2017 and $1.6 million from the defeasance of the mortgage loan encumbering Culver Center due May 2017. The loss of $7.3 million in 2015 primarily resulted from the redemption of our 5.375% and 6.00% senior notes due October 2015 and September 2016, respectively.
During 2016, we recorded impairment losses of $3.1 million, consisting of $2.5 million related to an operating property that was sold and $667,000 related to our equity investment in a joint venture. In 2015, we recorded impairment losses of $16.8 million, consisting of $11.3 million related to operating properties that were sold, $3.7 million related to land parcels, $1.6 million related to a property held for use and a goodwill impairment loss of $200,000.
During 2016, we incurred merger expenses of $5.5 million for legal, advisory and accounting services and other expenses related to the Merger.
As a result of the foregoing, net income decreased by $2.6 million to $72.8 million in 2016 from $75.5 million in 2015. Net income attributable to noncontrolling interests was $10.0 million in 2015, which represented LIH's interest in the CapCo joint venture, which we acquired in January 2016. Net income attributable to Equity One, Inc. increased by $7.4 million to $72.8 million in 2016 as compared to $65.5 million in 2015.

Comparison of the Year Ended December 31, 2015 to 2014
The following summarizes certain line items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2015 as compared to the same period in 2014:

	For the year ended December 31,
	2015	2014	% Change
	(In thousands)
Total revenue	$360,153	$353,185	2.0%
Property operating expenses	51,373	49,332	4.1%
Real estate tax expense	42,167	40,161	5.0%
Depreciation and amortization expense	92,997	101,345	(8.2)%
General and administrative expenses	36,277	41,174	(11.9)%
Equity in income of unconsolidated joint ventures	6,493	10,990	(40.9)%
Other income	6,200	3,819	62.3%
Interest expense	55,322	66,427	(16.7)%
Gain on sale of operating properties	3,952	14,029	(71.8)%
Loss on extinguishment of debt	7,298	2,750	NM*
Impairment loss	16,753	21,850	(23.3)%
Income from discontinued operations	—	2,957	NM*
Net income	75,467	61,091	23.5%
Net income attributable to Equity One, Inc.	65,453	48,897	33.9%
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

Other income of $6.2 million in 2015 primarily relates to the redemption of our interest in the GRI JV, resulting in the recognition of a $5.5 million gain from the remeasurement of the fair value of our equity interest in the joint venture immediately prior to the redemption. Other income of $3.8 million in 2014 primarily relates to the acquisition of our joint venture partners' interests in Talega Village Center, resulting in the recognition of a $2.8 million gain, including $561,000 attributable to a noncontrolling interest, due to the remeasurement of our existing equity investment to fair value.
Interest expense decreased by $11.1 million, or 16.7% to $55.3 million in 2015 from $66.4 million in 2014. The decrease was primarily attributable to the following:

•	a decrease of approximately $5.1 million associated with lower mortgage interest primarily due to the repayment of mortgages during 2015 and 2014;

•	a decrease of approximately $4.8 million due to the redemption in 2015 of our 5.375% and 6.00% senior notes which had principal balances of $107.5 million and $105.2 million, respectively; and

•	a decrease of approximately $1.0 million due to lower interest expense associated with our term loans.
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
We recorded a loss on extinguishment of debt of $7.3 million and $2.8 million in 2015 and 2014, respectively. The loss in 2015 primarily resulted from the redemption of our 5.375% and 6.00% senior notes due October 2015 and September 2016, respectively, which was comprised of make-whole premiums and deferred fees and costs associated with the notes The loss on extinguishment of debt in 2014 primarily consisted of approximately $4.0 million of penalties related to the prepayment of mortgage loans, partially offset by the gain on the sale of Brawley Commons, which was encumbered by a $6.5 million mortgage loan that matured on July 1, 2013 and remained unpaid. In February 2014, we sold the property to a third party for $5.5 million and the lender accepted this amount as full repayment of the loan, resulting in the recognition of a gain on extinguishment of debt of approximately $882,000.
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
As of December 31, 2016, we had $16.7 million of cash and cash equivalents available. We have a revolving credit facility providing for borrowings of up to $850.0 million subject to the satisfaction of certain financial covenants. As of December 31, 2016, the full amount of the facility was available to us based on our financial covenants as of that date. As of December 31, 2016, we had drawn $118.0 million against the facility, which bore interest at a weighted average rate of 1.77% per annum and we had letters of credit outstanding under the facility with an aggregate face amount of $1.4 million.
During 2017, we have approximately $6.6 million in normal recurring principal amortization payments. Subject to applicable restrictions contained in the Merger Agreement, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of December 31, 2016, we have invested an aggregate of approximately $144.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $89.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $13.7 million in the next one to two years based on our current plans and estimates. Additionally, we expect to spend substantial amounts with respect to redevelopment and development projects to be announced in the future.

Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us, and proceeds from property dispositions.
2016 liquidity events
While we believe our availability under our line of credit is sufficient to operate our business in 2017, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed in 2016:

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

•
We redeemed our 6.00% and 6.25% senior notes which had principal balances of $117.0 million and $101.4 million, respectively, resulting in a loss on the early extinguishment of debt totaling $12.6 million;

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

•
We defeased the mortgage loan encumbering Culver Center located in Culver City, California. The mortgage loan had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum, and was scheduled to mature in May 2017, resulting in a loss on the early extinguishment of debt of $1.6 million;

•	We prepaid, without penalty, three mortgage loans with an aggregate principal balance of $44.0 million and a weighted average interest rate of 6.08% per annum;

•	We acquired two shopping centers and an outparcel for an aggregate purchase price of $129.6 million;

•	We sold six non-core assets for aggregate gross proceeds of $20.5 million;

•	We had net borrowings of $22.0 million under our $850.0 million revolving credit facility; and

•	We invested $108.4 million in capital expenditures to improve our properties.
We believe that we have access to capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with, and maintain, a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios.
While we believe that cash generated from operations, borrowings under our revolving credit facility and our access to other, longer term capital sources will be sufficient to meet our short-term and long-term liquidity requirements, there are risks inherent in our business, including those risks described in Item 1A - Risk Factors that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	For the year ended December 31,
	2016	2015	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$187,636	$164,765	$22,871
Net cash used in investing activities	$(216,461)	$(179,300)	$(37,161)
Net cash provided by financing activities	$24,122	$8,419	$15,703
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $187.6 million for 2016 compared to $164.8 million for 2015. The increase is due primarily to an increase in cash from our rental properties and a decrease in interest expense as a result of refinancing activities, including a lower effective interest rate on our long-term debt.
Net cash used in investing activities was $216.5 million for 2016 compared to $179.3 million for 2015. Investing activities during 2016 primarily consisted of:

•	acquisition of income producing properties of $129.6 million;

•	additions to construction in progress of $85.7 million; and

•	additions to income producing properties of $15.7 million; partially offset by

•	proceeds related to the sale of operating properties of $19.6 million.
Investing activities during 2015 primarily consisted of:

•	acquisition of income producing properties of $98.3 million;

•	additions to construction in progress of $63.6 million;

•	investments in joint ventures of $23.9 million; and

•	additions to income producing properties of $21.0 million; partially offset by

•	distributions from joint ventures of $15.7 million; and

•	collection of a development costs tax credit of $14.3 million in connection with the development of The Gallery at Westbury Plaza.
The following summarizes our capital expenditures:

	For the year ended December 31,
	2016	2015
	(In thousands)
Capital expenditures:
Tenant improvements and allowances	$8,315	$10,619
Leasing commissions and costs	6,921	7,594
Developments	1,180	14,542
Redevelopments and expansions	75,583	28,115
Tactical capital improvements	16,179	25,407
Maintenance capital expenditures	7,341	7,786
Total capital expenditures	115,519	94,063
Net change in accrued capital spending	(7,153)	(2,633)
Capital expenditures per consolidated statements of cash flows	$108,366	$91,430
The increase in capital expenditures during 2016 as compared to 2015 was primarily the result of increased redevelopment capital expenditures partially offset by development costs incurred in 2015 for Broadway Plaza. The increase in redevelopment capital expenditures during 2016 as compared to 2015 was primarily the result of costs incurred in 2016 related to the redevelopment of

Serramonte Center, Pablo Plaza, Point Royale and Lake Mary Centre, partially offset by costs incurred in 2015 associated with the redevelopment of 101 7th Avenue, Alafaya Commons, and Kirkman Shoppes. We capitalized internal costs related to capital expenditures of $7.1 million and $7.2 million in 2016 and 2015, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $4.3 million and $4.1 million, respectively, capitalized internal costs related to development activities of $172,000 and $475,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $2.1 million and $1.6 million, respectively. Capitalized interest totaled $2.5 million and $4.8 million during 2016 and 2015, respectively, primarily related to development and redevelopment and expansion activities.
Net cash provided by financing activities totaled $24.1 million for 2016 compared to $8.4 million for 2015. Financing activities during 2016 primarily consisted of:

•	borrowings under senior notes of $200.0 million;

•	gross proceeds from the issuance of common stock of $122.0 million;

•	borrowings under mortgage loans of $98.5 million; and

•	net borrowings under our delayed draw term loan of $75.0 million; partially offset by

•	repayments of senior notes of $230.4 million;

•	dividends paid to stockholders of $126.5 million;

•	purchase of marketable securities for the defeasance of a mortgage loan of $66.4 million; and

•	repayments of mortgage loans of $60.9 million.
Financing activities during 2015 primarily consisted of:

•	net borrowings under our delayed draw term loan of $222.9 million;

•	gross proceeds from the issuance of common stock of $124.9 million in connection with our March 2015 equity offering and the exercise of stock options; and

•	net borrowings under the revolving credit facility of $59.0 million; partially offset by

•	the repayment of senior notes of $220.2 million;

•	dividends paid to stockholders of $113.0 million;

•	repayments of mortgage loans of $51.1 million; and

•	distributions to noncontrolling interests of $10.0 million.

Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2016:

	Payments due by period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Mortgage loans:
Scheduled amortization	$53,010	$6,567	$6,767	$5,542	$5,471	$5,398	$23,265
Balloon payments	202,636	—	82,504	18,330	—	12,581	89,221
Total mortgage loans	255,646	6,567	89,271	23,872	5,471	17,979	112,486
Revolving credit facility	118,000	—	—	—	—	118,000	—
Senior notes	500,000	—	—	—	—	—	500,000
Term loans	550,000	—	—	250,000	300,000	—	—
Total unsecured obligations	1,168,000	—	—	250,000	300,000	118,000	500,000
Operating leases	42,020	1,722	1,753	1,752	1,663	1,189	33,941
Total contractual obligations (1) (2)	$1,465,666	$8,289	$91,024	$275,624	$307,134	$137,168	$646,427
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
The following table sets forth certain information regarding future interest obligations on outstanding debt (excluding our revolving credit facility) as of December 31, 2016:

	Payments due by period
Interest Obligations	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Mortgage loans	$60,015	$12,410	$11,131	$6,979	$6,069	$5,469	$17,957
Senior notes	142,795	18,970	18,970	18,970	18,970	18,970	47,945
Term loans	35,457	11,839	11,839	6,548	5,231	—	—
Total interest obligations	$238,267	$43,219	$41,940	$32,497	$30,270	$24,439	$65,902

Indebtedness. The following table sets forth certain information regarding our mortgage loans as of December 31, 2016:

Property	Balance at December 31, 2016	Rate		Maturity Date		Balance Due at Maturity
	( Dollars in thousands)
Mortgage loans
Concord Shopping Plaza	$27,750	1-month LIBOR + 1.35%		06/28/18		$27,750
Sheridan Plaza	57,140	6.250%		10/10/18		54,754
1175 Third Avenue	5,950	7.000%		05/01/19		5,157
The Village Center	14,392	6.250%		06/01/19		13,173
BridgeMill	6,046	7.940%		05/05/21		3,761
Talega Village Center (1)	10,516	5.010%		10/01/21		8,821
Westport Plaza	3,127	7.490%		08/01/23		1,221
Aventura Square / Oakbrook Square / Treasure Coast Plaza	18,790	6.500%		02/28/24		—
Westbury Plaza	88,000	3.760%		02/01/26		88,000
Von's Circle Center	8,839	5.200%		10/10/28		—
Copps Hill	15,096	6.060%		01/01/29		—
Total mortgage loans (11 loans outstanding)	$255,646	4.92%	(2)	5.90	years	$202,637
______________________________
(1) The stated loan maturity date is October 1, 2036; however, both the lender and the borrower have the right to exercise a call or early prepayment, respectively, on each of October 1, 2021, October 1, 2026 and October 1, 2031. It is deemed likely this right will be exercised and the shown maturity date is therefore October 1, 2021.
(2) Calculated based on weighted average interest rates of outstanding balances at December 31, 2016.
The weighted average interest rate of the mortgage loans at December 31, 2016 and 2015 was 4.92% and 5.61%, respectively, excluding the effects of any discount or premium.
During the years ended December 31, 2016 and 2015, we prepaid $44.0 million and $44.3 million in mortgage loans with a weighted average interest rate of 6.08% and 5.61% per annum, respectively. We recognized losses on extinguishment of debt in conjunction with the prepayments of $22,700 and $247,000 for the years ended December 31, 2016 and 2015, respectively.
In August 2016, we legally defeased the mortgage loan that was secured by Culver Center located in Culver City, California. The mortgage loan had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum, and was scheduled to mature in May 2017. The cash outlay required for the defeasance of approximately $66.4 million was based on the purchase price of U.S. government securities that will generate sufficient cash flows to fund the remaining payment obligations under the loan from the effective date of the defeasance through the maturity date in May 2017. As a result of the transaction, we recognized a loss on the early extinguishment of debt of $1.6 million.
Our outstanding senior notes at December 31, 2016 consisted of the following:

Senior notes	Balance at December 31, 2016	Rate		Maturity Date		Balance Due at Maturity
	(In thousands)					(In thousands)
3.75% senior notes	$300,000	3.750%		11/15/22		$300,000
3.81% series A senior notes	100,000	3.810%		05/11/26		100,000
3.91% series B senior notes	100,000	3.910%		08/11/26		100,000
Total senior notes	$500,000	3.79%	(1)	7.32	years	$500,000
____________________________
(1) Calculated based on weighted average interest rates of outstanding balances at December 31, 2016.
The weighted average interest rate of our outstanding senior notes at December 31, 2016 and 2015 was 3.79% and 4.75%, respectively, excluding the effects of any discount or premium.

In 2016, we redeemed our 6.00% and 6.25% senior notes which had principal balances of $117.0 million and $101.4 million, respectively, each at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and required make-whole premiums totaling $12.0 million. In connection with the redemptions, we recognized a loss on the early extinguishment of debt totaling $12.6 million, which was comprised of the aforementioned make-whole premiums and deferred fees and costs associated with the notes.

In 2016, we completed a private placement of 3.81% series A senior notes with an aggregate principal balance of $100.0 million that mature in May 2026 and 3.91% series B senior notes with an aggregate principal balance of $100.0 million that mature in August 2026. Our obligations under the notes are guaranteed by certain of our subsidiaries. We may prepay the notes, in whole or in part, at any time at a price equal to the outstanding principal amount of such notes plus a make-whole premium.

In September 2016, we closed on an $850.0 million unsecured revolving credit facility which replaced our $600.0 million credit facility. The credit facility is with a syndicate of banks and can be increased through an accordion feature up to an aggregate of $1.7 billion, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.825% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our senior notes. The facility expires on February 1, 2021, with two six-month extensions at our option, subject to certain conditions. As of December 31, 2016, the interest rate margin applicable to amounts outstanding under the facility was 1.00% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding of up to 50% of the lender commitments then in effect, a $50.0 million letter of credit commitment and a $75.0 million multi-currency subfacility. As of December 31, 2016, we had drawn $118.0 million against the facility, which bore interest at a weighted average rate of 1.77% per annum. As of December 31, 2015, we had drawn $96.0 million, which bore interest at a weighted average rate of 1.47% per annum.

As of December 31, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $850.0 million, less outstanding borrowings of $118.0 million and outstanding letters of credit with an aggregate face amount of $1.4 million.
Our $250.0 million unsecured term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our senior notes, and matures on February 13, 2019. In connection with the interest rate swaps discussed below, we have elected, and will continue to elect, the one month LIBOR option, which as of December 31, 2016 resulted in a margin of 2.62%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $850.0 million revolving credit facility.
In December 2015, we entered into an unsecured delayed draw term loan facility pursuant to which we could borrow up to $300.0 million in aggregate principal amount in one or more borrowings and which has a maturity date of December 2, 2020. As of December 31, 2016, we had drawn $300.0 million against the facility. At our request, the principal amount of the facility may be increased up to an aggregate of $500.0 million, subject to the availability of additional commitments from lenders. Borrowings under the facility will bear interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%, depending on the credit ratings of our senior notes, which as of December 31, 2016 resulted in an effective interest rate of 1.71%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $850.0 million revolving credit facility and $250.0 million term loan facility.
As of December 31, 2016 and 2015, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of December 31, 2016 and 2015, the fair value of one of our interest rate swaps consisted of an asset of $200,000 and $217,000, respectively, which is included in other assets in our consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $1.2 million and $2.0 million, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets.
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
We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we plan to refinance such indebtedness either through additional mortgage financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings, if available, or through the availability on our credit line. Our results of operations could be affected if the cost of new debt is greater than the cost of the maturing debt. If new financing is not available, we could be required to sell assets and our business could be adversely affected.
In August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a new continuous equity offering program ("ATM Program") under which we may sell up to 8.5 million shares of our common stock, par value of $0.01 per share. The ATM Program replaces our prior continuous equity offering program, and the related distribution agreements supersede the agreements under the prior program. Pursuant to the respective distribution agreements, we may sell shares of our common stock in various forms of negotiated transactions in which the financial institutions will act as our agents for the offer and sale of the shares, and the respective agent arranging such a sale will be entitled to a commission of no more than 2.0% of the gross proceeds from each transaction. Concurrently, we entered into master forward sale confirmations with four of the financial institutions under which we may enter into forward sale agreements for shares of our common stock. Pursuant to the respective distribution agreements and master forward sale confirmations, the respective agent arranging a forward sale will be entitled to a commission of no more than 2.0% of the proceeds from the sale of such shares in the form of a reduced initial forward sale price. Additionally, although we expect to physically settle any forward sale agreement entered into as part of the offering, the agreements provide that we may elect to cash settle or net share settle such transactions. Under the ATM Program, we have no obligation to sell any shares of our common stock pursuant to the distribution agreements and may terminate one or all of the distribution agreements at our discretion.
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
During the year ended December 31, 2016, we recognized $2.5 million of impairment losses on properties sold. See Notes 6 and 21 to the consolidated financial statements included in this annual report, which is incorporated by reference herein, for additional information regarding impairment losses.
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

Distributions
We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal and state income taxes has been made except with respect to operations conducted through our taxable REIT subsidiaries. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2016 were $126.5 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2016, we had investments in five unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.0%. We exercise significant influence over, but do not control, three of these entities and therefore account for these investments using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 8 to the consolidated financial statements included in this annual report, which is incorporated by reference herein.
As of December 31, 2016 and 2015, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $144.3 million and $146.2 million, respectively, of which our aggregate proportionate share was $43.3 million and $43.9 million, respectively. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Contingencies
Letters of Credit: As of December 31, 2016, we had provided letters of credit having an aggregate face amount of $1.4 million as additional security for financial and other obligations. All of our letters of credit are issued under our $850.0 million revolving credit facility.
Construction Commitments: As of December 31, 2016, we have invested an aggregate of approximately $144.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $89.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $13.7 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancelable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $42.0 million.
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
Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.

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
Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, inflation may be a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, though some larger tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

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
As of December 31, 2016, we had $445.8 million of floating rate debt outstanding under our unsecured delayed draw term loan facility, revolving line of credit and mortgage loan for Concord Shopping Plaza. As of December 31, 2016, we had drawn $300.0 million against our unsecured delayed draw term loan facility, which bears interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%. As of December 31, 2016, we had $118.0 million outstanding under our revolving line of credit, which bears interest at applicable LIBOR plus 0.825% to 1.550%, depending on the credit ratings of our senior notes, and we had a $27.8 million mortgage loan for Concord Shopping Plaza, which bears interest at one-month LIBOR plus 1.35%. Considering the total outstanding balance of $445.8 million as of December 31, 2016, a 1% change in interest rates would result in an impact to income before taxes of approximately $4.5 million per year.
The fair value of our fixed-rate debt is $738.2 million as of December 31, 2016, which includes our senior notes and mortgage loans (except the mortgage loan for Concord Shopping Plaza noted above). If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of December 31, 2016, would decrease by approximately $41.5 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $44.7 million. This assumes that our total outstanding fixed-rate debt remains at approximately $727.9 million, the balance as of December 31, 2016.
As of December 31, 2016, we had $250.0 million outstanding under our term loan which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan (unhedged) was $250.3 million as of December 31, 2016. If interest rates increase by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2016, would decrease by approximately $5.4 million. If interest rates decrease by 1%, the fair value of our term loan (unhedged), based on the fair value as of December 31, 2016, would increase by approximately $5.4 million.
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
As of December 31, 2016, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 2.62% per annum based on the current credit ratings of our senior notes. As of December 31, 2016, the fair value of our interest rate swaps consisted of an asset of $200,000, which is included in other assets in our consolidated balance sheet, while the fair value of the two remaining interest rate swaps consisted of a liability of $1.2 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet.
In February 2017, in connection with the pending Merger, we terminated and settled our three interest rate swaps, resulting in an aggregate net cash payment of approximately $939,000 to the respective counterparties. The settlement value of the interest rate swaps was reimbursed by Regency.

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
Other Market Risks
As of December 31, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk). In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K in Item 15 - Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2016, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The following sets forth certain information with respect to each of our directors. Each director was elected at our 2016 annual meeting of stockholders to serve until our annual meeting of stockholders in 2017.
Joseph Azrack was elected as a director in May 2016. Mr. Azrack is the principal of Azrack & Company, a real estate investment and advisory firm located in New York City which he founded in January 2015. Since June 2014, Mr. Azrack has also served as a director of the Berkshire Group, a private real estate investment management company focused on the ownership of multifamily properties and venture investing. Since January 2015, Mr. Azrack has also served as the executive chairman of the Safanad real estate group, a global principal investment firm with offices in New York, London and Dubai. From 2008 through 2014, Mr. Azrack was the managing partner, chairman and senior advisor at Apollo Global Real Estate Management. In this capacity, he served as the chairman and chief executive officer of Apollo Commercial Real Estate Finance, Inc., a publicly traded company listed on the New York Stock Exchange, and a director of Atrium European Real Estate Ltd., a leading real estate company that owns, operates and develops shopping centers in Central and Eastern Europe, the shares of which are dual listed on the Vienna and NYSE Euronext Amsterdam Stock Exchanges, and which is an affiliate of Gazit. Mr. Azrack is also an adjunct professor at the Columbia University Graduate School of Business where he has taught real estate entrepreneurship since October 2014. Mr. Azrack received a B.S. from Villanova University and a Master of Business Administration from Columbia University. Mr. Azrack is 69 years old. Our board of directors has concluded that Mr. Azrack’s qualifications to serve on our board include his real estate and financial expertise as well as his experience as an investor and executive of real estate companies.
Cynthia Cohen was elected as a director in May 2006. She founded and is President of Strategic Mindshare, a strategy consulting firm serving retailers, consumer brands and digital marketing firms. Ms. Cohen has served on several public company boards of directors including Steiner Leisure Limited, bebe Stores, Hot Topic and Sports Authority. She is a lecturer on board governance and serves on the board of advisors of WCD Foundation. Ms. Cohen is also an advisor and board member of several private digital and consumer product companies. She is a graduate of Boston University and is a member of the Board of Overseers there. Prior to founding Strategic Mindshare in 1990 she was a Partner in Management Consulting at Deloitte. Ms. Cohen is 63 years old. Our board of directors has concluded that Ms. Cohen’s qualifications to serve on our board include her extensive experience in the retail industry, as a retail consultant and as a board member of several public retail companies.
Neil Flanzraich was elected as a director in April 2005. Mr. Flanzraich is currently the Executive Chairman of Cantex Pharmaceuticals, Inc. (formerly ParinGenix, Inc.), a privately-owned pharmaceutical company. From May 1998 to 2006, he served as a director, vice chairman and president of IVAX Corporation, a company specializing in the discovery, development, manufacturing and marketing of branded and generic pharmaceuticals and veterinary products, and as a director of IVAX Diagnostics, Inc. IVAX was acquired by Teva Pharmaceuticals in January 2006. From 1995 to 1998, Mr. Flanzraich was a shareholder and served as chairman of the life sciences legal practice group of Heller Ehrman White & McAuliffe, formerly a San Francisco-based law firm. From 1981 to 1995, he served as the senior vice president, general counsel and a member of the corporate executive committee of Syntex Corporation, a pharmaceutical company. In addition to our board of directors, he is also the lead independent director of Chipotle Mexican Grill, Inc., a chain of casual fast food restaurants, which is listed on the New York Stock Exchange. Mr. Flanzraich served as a director of Rae Systems, Inc. from December 2000 until March 2009, of Javelin Pharmaceuticals, Inc. from June 2006 until its merger with Hospira, Inc. in July 2010, of Continucare Corporation from March 2002 until its acquisition by Metropolitan Health Network in October 2011, and of BELLUS Health Inc. (formerly known as Neurochem Inc.), a publicly-traded biotech company from 2006 to May 2012. Additionally, he was a member of the board of directors of privately-owned Outcomes Health Information Solutions, LLC, a provider of healthcare data retrieval, analytics and management services, until his resignation in January 2012. Mr. Flanzraich received an A.B. from Harvard College (phi beta kappa, magna cum laude) and a J.D. from Harvard Law School (magna cum laude). Mr. Flanzraich is 73 years old. Our board of directors has concluded that Mr. Flanzraich’s qualifications to serve on our board include his experience as a senior corporate executive for public companies for over 25 years and his experience as an investor in, and member of the boards of directors of, numerous publicly-traded companies.
Jordan Heller was elected as a director in May 2014. Mr. Heller is the president of Heller Wealth Advisors LLC, a comprehensive wealth management company. From 2005 to 2008, Mr. Heller was a partner of The Schonbraun McCann Group, a real estate accounting and consulting firm, heading the wealth management division. From 2001 to 2005, Mr. Heller served as a managing director at American Economic Planning Group in a similar capacity. Prior to American Economic Planning Group, Mr. Heller spent 15 years at some of the leading investment banks, including Merrill Lynch, Salomon Brothers and CIBC Oppenheimer, the majority of which time he spent heading the real estate and real estate finance securities research groups of those firms. In this capacity he played a leading role in the IPO of a significant portion of the REITs that went public during his tenure. Mr. Heller started his career in public accounting at Price Waterhouse. Mr. Heller has served as a director of Bed Bath & Beyond Inc. since 2003 and has been a member of the Board of Trustees of The New York College of Podiatric Medicine since 2013. Mr. Heller received a B.S. in Accountancy from Bentley University and a Master of Business Administration from The University of Chicago’s Booth School of Business. He is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Certified Financial Planner (CFP™).  Mr. Heller is 56 years old. Our board of directors has concluded that Mr. Heller’s qualifications to serve on our board include his deep knowledge of the REIT industry, his extensive experience with financial and accounting matters and his experience serving as a member of the board of directors of a public company.
Chaim Katzman has served as the chairman of our board since he founded Equity One in 1992. He also served as our chief executive officer until December 2006 and president until November 2000. Mr. Katzman has been involved in the purchase, development and management of commercial and residential real estate in the United States since 1980. Mr. Katzman purchased a controlling interest in Norstar Holdings Inc. (formerly known as Gazit Inc.), a publicly-traded company listed on the Tel-Aviv Stock Exchange, and one of our principal, indirect stockholders, in May 1991, has served as the chairman of its board since that time, and remains its largest stockholder. Bat’ami Katzman, Mr. Katzman’s daughter, is the vice chairman of the board of directors of Norstar Holdings Inc. Mr. Katzman has served as a director of Gazit, a publicly-traded real estate investment company listed on the Tel-Aviv Stock Exchange, Toronto Stock Exchange and New York Stock Exchange and one of our principal, indirect stockholders, since 1994 and as its chairman since 1995. Mr. Katzman also serves as a director of First Capital Realty Inc., an owner, operator and developer of shopping centers in Canada, the shares of which are traded on the Toronto Stock Exchange and which is an affiliate of Gazit. In 2008, Mr. Katzman was named chairman of the board of Atrium European Real Estate Ltd., a leading real estate company that owns, operates and develops shopping centers in Central and Eastern Europe, the shares of which are dual listed on the Vienna and NYSE Euronext Amsterdam Stock Exchanges, and which is an affiliate of Gazit. In 2010, Mr. Katzman was elected to the board of Citycon Oyj, an owner, developer and operator of shopping centers in the Nordic and Baltic and the market leader in the Nordic shopping center sector, the shares of which are traded on the Helsinki Stock Exchange, and currently serves as its chairman of the board. Mr. Katzman received an LL.B. from Tel Aviv University Law School in 1973. Mr. Katzman is 67 years old. Our board of directors has concluded that Mr. Katzman’s qualifications to serve on our board include his experience as our chairman and founder, his real estate and financial expertise as well as his experience as an investor, owner and executive of multiple international real estate companies.
Peter Linneman, Ph.D. was elected as a director in November 2000. From 1979 to 2011, Dr. Linneman was a Professor of Real Estate, Finance and Public Policy at the University of Pennsylvania, Wharton School of Business and is currently an Emeritus Albert Sussman Professor of Real Estate there. Dr. Linneman is currently a principal of Linneman Associates, a real estate advisory firm, and a principal of American Land Funds, a private equity firm. Dr. Linneman is currently serving as an independent director of AG Mortgage Investment Trust, Inc., Paramount Group, Inc., Equity Commonwealth and Atrium European Real Estate Ltd., an affiliate of Gazit, one of our principal, indirect stockholders, by reason of Gazit’s more than 10% ownership interest in Atrium. Dr. Linneman previously served as a director of Bedford Property Investors, Inc. and JER Investors Trust, Inc., a finance company that acquires real estate debt securities and loans. Dr. Linneman holds both a masters and a doctorate degree in economics from the University of Chicago. Dr. Linneman is 66 years old. Our board of directors has concluded that Dr. Linneman's qualifications to serve on our board include his experience over many years in financial and business advisory services and investment activity and his experience as a member of numerous public and private boards, including many real estate companies.
David Lukes was appointed as a director in June 2014. Mr. Lukes has served as Chief Executive Officer and President of Equity One since June 2014 and January 2017, respectively, and served as our Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, he served as president and chief executive officer of Sears Holding Corporation affiliate Seritage Realty Trust from 2012 through April 2014 and as the president and chief executive officer of Olshan Properties (formerly Mall Properties, Inc.) from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its chief operating officer from 2008 to 2010. Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania, and a Master of Science in Real Estate Development from Columbia. Mr. Lukes is 47 years old. Our board of directors has concluded that Mr. Lukes’ qualifications to serve on our board include his experience as our chief executive officer, his familiarity with the REIT industry and his general expertise in retail real estate development and operations.
Galia Maor was appointed as a director in August 2012. Ms. Maor served as President and Chief Executive Officer of Bank Leumi le-Israel B.M. Group from 1995 until 2012 after serving as Deputy General Manager of Bank Leumi from 1991 to 1995. She began her professional career at Bank of Israel, serving in several senior management positions from 1963 to 1989, including Supervisor of Banks and Chairperson of the Advisory Committee on Banking Issues from 1982 to 1987. Mrs. Maor is also a director of Teva Pharmaceutical Industries Ltd., a publicly-traded company listed on the Tel-Aviv Stock Exchange and New York Stock Exchange., and a director of Strauss Group Ltd., a publicly-traded company listed on the Tel-Aviv Stock Exchange. Ms. Maor holds honorary doctorates from the Technion-Israel Institute of Technology, Ben Gurion University and Bar Ilan University. She received a B.A. in economics and statistics from the Hebrew University in 1964 and an M.B.A. from the Hebrew University in 1967. Ms. Maor is 74 years old. Our board of directors has concluded that Ms. Maor’s qualifications to serve on our board include her experience as a senior corporate executive for over 20 years, her experience as a member of multiple public boards and her extensive experience with financial and accounting matters.
Dori Segal was elected as a director in November 2000 and our vice chairman in May 2006. Mr. Segal also serves as vice chairman and chief executive officer of Gazit, one of our principal, indirect stockholders, and previously served as its president. Mr. Segal also serves as the vice chairman and chief executive officer of Norstar Holdings Inc. Mr. Segal also serves as the chairman of the board of First Capital Realty Inc. after having served as its chief executive officer and president from 2000 to 2014. Since 1995, Mr. Segal has served as the president of Norstar Israel Ltd., a wholly-owned subsidiary of Norstar Holdings Inc. Mr. Segal is 54 years old. Our board of directors has concluded that Mr. Segal’s qualifications to serve on our board include his experience as a director and executive of a large, publicly traded real estate company and his expertise in operating, owning and managing shopping center assets in North America, in addition to his management activities in numerous international real estate companies.
Executive Officers
The following sets forth certain information with respect to each of our executive officers.

Name	Age	Position
David Lukes	47	Chief Executive Officer and President
Matthew Ostrower	46	Chief Financial Officer, Executive Vice President and Treasurer
Michael Makinen	52	Chief Operating Officer and Executive Vice President
William Brown	55	Executive Vice President of Development
Aaron M. Kitlowski	44	Vice President, General Counsel and Corporate Secretary

Mr. Lukes also serves as a director. His biographical information can be found in the section immediately above entitled “Directors”.
Matthew Ostrower has served as our executive vice president since March 2015 and as our chief financial officer and treasurer since April 2015. Prior to joining us, Mr. Ostrower served as Managing Director and Associate Director of Research at Morgan Stanley since 2010 and previously served as a Vice President, Executive Director and a Managing Director at Morgan Stanley from 2000 to 2008. From 2008 to 2009, Mr. Ostrower was a founding member of the Gerrity Group, a private retail real estate company focused on the management, leasing and disposition of shopping centers, where he was responsible for capital raising and investment strategy. Mr. Ostrower also served as a member of the Board of Directors of Ramco-Gershenson Properties Trust, a public retail real estate investment trust, from 2010 to February 2015. Mr. Ostrower holds a dual Masters of Science degree in Real Estate and City Planning from Massachusetts Institute of Technology and a Bachelor of Arts degree from Tufts University. Mr. Ostrower is also a Chartered Financial Analyst (CFA).
Michael Makinen has served as our chief operating officer since July 2014 and our executive vice president since January 2017. Prior to joining us, Mr. Makinen served as the chief operating officer of Olshan Properties from 2010 to June 2014, as Vice President of Real Estate of United Retail Group - Avenue Stores from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004. Mr. Makinen holds a B.S. from Michigan State University and a M.A. in geography from Indiana University Bloomington.
William Brown has served as an executive vice president of development since February 2015. Prior to joining us, Mr. Brown served as Vice President - Development of Kimco Realty Corporation from 2004 to January 2015 and as Director of Development of Schnitzer Northwest, LLC from 2002 through 2004 and as Vice President - Development of Myers Development Company from 1999 to 2002. Mr. Brown received a B.A. from the University of Southern California.
Aaron Kitlowski has served as our general counsel and corporate secretary since February 2012, our deputy general counsel and assistant corporate secretary from March 2011 to January 2012 and a vice president since joining us in March 2011. Prior to joining us, Mr. Kitlowski served as a Chief Counsel of CIT Group Inc., a finance company, from September 2005 to March 2011. From 1997 to 2000 and again from 2001 to 2005, Mr. Kitlowski was an associate with the law firm of Simpson Thacher & Bartlett, New York, New York. From 2000 to 2001, Mr. Kitlowski served as Assistant General Counsel for Sphera Optical Networks, a fiber optic telecommunications company. Mr. Kitlowski received a B.A. from Duke University and a Juris Doctorate from Duke University School of Law.
Corporate Governance
Our business, property and affairs are managed under the direction of our board of directors, except with respect to those matters reserved for our stockholders. Our board of directors establishes our overall corporate policies, reviews the performance of our senior management in executing our business strategy and managing our day-to-day operations and acts as an advisor to our senior management. Our board’s mission is to further the long-term interests of our stockholders. Members of the board of directors are kept informed of our business through discussions with our management, primarily at meetings of the board of directors and its committees, and through reports and analyses presented to them. Significant communications between our directors and senior management also occur apart from such meetings. The board and each of its committees - audit, compensation, executive and nominating and corporate governance - also have the authority to retain, at our expense, outside counsel, consultants or other advisors in the performance of their duties.
Charters for the audit, compensation and nominating and corporate governance committees, our corporate governance guidelines and our code of conduct and ethics may be viewed under the “Corporate Governance” tab of the “Investors” section of our website, www.equityone.com. These documents are also available without charge to stockholders who request them by contacting Equity One, Inc. - Investor Relations, at 410 Park Avenue, Suite 1220, New York, New York 10022.
Nominations for Directors
The nominating and corporate governance committee, or nominating committee, will consider nominees for director suggested by stockholders in written submissions to our corporate secretary. In evaluating nominees for director, the nominating committee does not differentiate between nominees recommended by stockholders and others. In identifying and evaluating candidates to be nominated for director, the nominating committee reviews the desired experience, mix of skills and other qualities required for appropriate board composition, taking into account the current board members and our specific needs as well as those of the board. This process is designed so that the board of directors includes members with diverse backgrounds, skills and experience, and represents appropriate financial and other expertise relevant to our business. In addition to the personal qualifications of each candidate, the nominating committee will consider, among other things, the following:

•	if the nominee will consent to being named in the proxy and serving, if elected, on the board;

•	whether the candidate qualifies as “independent” under the NYSE rules;

•	the nominee’s biographical data (including other boards on which the nominee serves), business experience and involvement in certain legal proceedings, including any involving our company;

•	transactions and relationships between the nominee and the recommending stockholder, on the one hand, and us or our management, on the other hand;

•	the nominee’s trading history in our stock and his or her current stock ownership information;

•	any material proceedings to which the nominee or his or her associates is a party that are adverse to our company;

•	information regarding whether the recommending stockholder or nominee (or their affiliates) have any plans or proposals for us; and

•
whether the nominating stockholder and nominee seek to use the nomination to redress personal claims or grievances against us or others, or to further personal interests or special interests not shared by our stockholders at large.

The nominating committee also reserves the right to request such additional information as it deems appropriate.
Although the nominating committee’s charter permits it to engage a search firm to identify director candidates, we did not pay fees to any third parties to assist in the process of identifying or evaluating director candidates to stand for election at the 2016 annual meeting.
Executive Sessions
Pursuant to our corporate governance guidelines, our non-management directors meet in separate executive sessions at least four times a year and as otherwise determined by the lead director (discussed below). Generally, executive sessions are held at the outset of each quarterly meeting of the board. The lead director may invite our chief executive officer or others, as he deems appropriate, to attend a portion of these sessions. The non-management directors met four times in executive sessions in 2016.
Board Leadership Structure
On an ongoing basis, our nominating and corporate governance committee evaluates the structure and composition of our board of directors, including the current leadership structure, and discusses its recommendations with the full board to ensure that our leadership structure is appropriate given the specific characteristics and circumstances of our business.
Our board does not have a policy with respect to the separation of the offices of chairman of the board and chief executive officer. Rather, our board believes that this issue is part of the succession planning process and that it is in the best interests of the company for the board to make a determination when it elects a chief executive officer. Since December 2006, Chaim Katzman has served as the chairman of our board and Jeffrey Olson (December 2006 to May 2014) and David Lukes (June 2014 to present) have served as our chief executive officers.
In May 2006, Neil Flanzraich was elected to serve as our lead director and has served in that capacity since that time. The lead director is an independent director who acts in a lead capacity to coordinate the other independent directors, chair the executive sessions of the non-management directors, serve as a liaison between the independent directors and management and/or the chairman, and perform such other functions as the board may direct. The lead director would also preside over meetings of our board of directors to the extent there were matters involving conflicts with our majority stockholder, with whom our chairman is affiliated.
Stockholder Communications
Our board has implemented a process by which our stockholders and other interested parties may communicate with one or more members of our board, its committees, the lead director or the non-management directors or independent directors as a group in a writing addressed to Equity One, Inc., Board of Directors, c/o Corporate Secretary, 410 Park Avenue, Suite 1220, New York, New York 10022. Such communications may be made on an anonymous or confidential basis. The board has instructed our corporate secretary to promptly forward all such communications to the specified addressees thereof.
Risk Oversight
Our board provides oversight of the company’s risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks. Our board believes that the current separation of the roles of chairman of the board and chief executive officer facilitates communication between senior management and the full board of directors about risk oversight and therefore strengthens the board’s risk oversight activities. In addition, as reflected in the audit committee charter, our board has delegated to the audit committee responsibility to oversee, discuss and evaluate the company’s policies and guidelines with respect to risk assessment and risk management, including internal control over financial reporting. As appropriate, the audit committee provides reports to and receives direction from the full board regarding the company’s risk management policies and guidelines, as well as the audit committee’s risk oversight activities.
Code of Conduct and Ethics
Our board of directors has adopted a code of conduct and ethics that applies to all of our directors, officers, employees and independent contractors. The code also has specific provisions applicable to all employees with access to, and responsibility for, matters of finance and financial management, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of the code of conduct and ethics is available on our website at www.equityone.com, and we intend to disclose any amendments to, or waivers from, any provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or any other executive officers or directors by posting such information on our website within four business days of such amendment or waiver.
Meetings and Committees of the Board of Directors
Meetings
During the fiscal year ended December 31, 2016, our board of directors held a total of eight meetings. Each of our directors attended at least 75% of the aggregate of (i) the number of the meetings of the board of directors which were held during the period that such person served on the board of directors and (ii) the number of meetings of committees of the board of directors held during the period that such person served on such committee. Although we have no specific requirement regarding the attendance at the annual meeting of stockholders by our directors, in 2016 all but one of our directors attended the annual meeting in person.
Committee Membership
We have four standing committees: the executive committee, the audit committee, the compensation committee and the nominating and corporate governance committee.

The current members of our committees are as follows:

Name	Audit	Compensation	Nominating and Corporate Governance	Executive
Joseph Azrack+			X
Cynthia Cohen+	X		X
Neil Flanzraich+**		X*	X
Jordan Heller+		X	X*
Chaim Katzman				X*
Peter Linneman+	X*	X		X
David Lukes				X
Galia Maor+	X		X
Dori Segal				X
________________________

*	Chair
**	Lead Director
+	Independent
Executive Committee. The executive committee is authorized to perform all functions which may be lawfully delegated by the board of directors; provided, however, that the executive committee may only approve the sale or acquisition of properties with a purchase price of no more than $60 million, the sale or acquisition of undeveloped land with a purchase price of no more than $30 million, budgets for the development or redevelopment of properties of no more than $50 million and financings of no more than $100 million. The executive committee did not meet during the year ended December 31, 2016.
Audit Committee. The members of the audit committee are “independent,” as defined under the NYSE listing standards and the rules and regulations of the SEC. The board has determined that each of Misses Cohen and Maor and Dr. Linneman qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC. In addition to our audit committee, Dr. Linneman also serves on the audit committees of three other public companies’ boards of directors. Our board of directors has determined that Dr. Linneman’s service on such committees does not impair his ability to effectively serve as the chairman of our audit committee.
The audit committee’s functions include reviewing and discussing our financial statements, reviewing and discussing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K with our management and independent registered certified public accounting firm, in its sole discretion retaining and terminating the engagement of our independent registered certified public accounting firm, determining the independence of such firm and discussing with management and the independent registered certified public accounting firm the quality and adequacy of our disclosure controls and procedures and internal controls. The audit committee is also responsible for overseeing, discussing and evaluating our guidelines, policies and processes with respect to risk assessment and the steps management has taken to monitor and control risk exposure, and advises the board of directors with respect to such matters, as appropriate. The audit committee met eight times during the year ended December 31, 2016.
Compensation Committee. The members of the compensation committee are “independent,” as defined under the NYSE listing standards and the rules and regulations of the SEC. The compensation committee’s functions consist of administering our Amended and Restated 2000 Executive Incentive Compensation Plan, which we refer to as the 2000 plan, and our employee stock purchase plan, recommending, designing and approving our salary, bonus and benefits policies, including our executive compensation programs, reviewing the relationship between our compensation practices and effective risk management, discussing with management the Compensation Discussion and Analysis and, if appropriate, recommending its inclusion in our annual report on Form 10-K and proxy statement, and monitoring and discussing senior management succession planning. The compensation committee has the power to create subcommittees with such powers as the compensation committee may from time to time confer to such subcommittees. For a description of the role performed by executive officers and compensation consultants in determining or recommending the amount or form of executive and director compensation, see “Compensation Discussion and Analysis - Management’s and Advisor’s Role in Compensation Decisions” in Item 11 of this annual report. The compensation committee met six times during the year ended December 31, 2016.
Nominating and Corporate Governance Committee. The members of the nominating and corporate governance committee are “independent,” as defined under the NYSE listing standards. The committee’s duties include identifying and recommending candidates for appointment, election or reelection to the board, considering issues and making recommendations concerning the size, composition, organization, leadership and effectiveness of the board, including committee assignments, establishing and overseeing procedures for annual assessment of board and director performance, evaluating issues of corporate governance, making recommendations to the board regarding our governance policies and practices and monitoring compliance with stock ownership requirements for directors and executive officers. The nominating and corporate governance committee met four times during the year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on our review and these discussions with management, the compensation committee has recommended to the board of directors that the below Compensation Discussion and Analysis be included in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
Members of the Compensation Committee
Neil Flanzraich, Chair
Jordan Heller
Peter Linneman

Compensation Discussion and Analysis
The following discussion is intended to supplement the more detailed information concerning executive compensation that appears in the tables and the accompanying narrative that follow. It is also intended to provide both a review of our compensation policies for 2016 and to describe our compensation policies with respect to our executive officers. Our goal is to provide a better understanding, both in absolute terms and relative to our performance, of our compensation practices and the decisions made concerning the compensation payable to our executive officers, including the chief executive officer, or CEO, and the other executive officers named in the “Summary Compensation Table” below. We refer to the executive officers included in that table as our “named executive officers.” In 2016, our named executive officers consisted of Messrs. Lukes, Caputo, Ostrower, Makinen and Brown.
The compensation committee of our board of directors, referred to in this section as the “committee,” designs and administers our executive compensation program. All principal elements of compensation paid to our named executive officers are subject to approval by the committee.
Executive Summary
During 2016, we focused on continued execution of the sustainable growth strategy announced by our management team at our December 9, 2015 Investor Day presentation. Specifically, in the near term, management seeks to increase property-level net operating income, or NOI, through a combination of increased small shop occupancy, improvement in the quality and mix of our anchor tenants and resetting rent levels of anchor tenant leases to market as they approach expiration. In the longer term, management seeks to create value for shareholders through the redevelopment and densification of unique properties within our portfolio where we enjoy strong retail demand, local government support and control of the property’s anchor tenant boxes.
Key aspects of our performance in 2016 relative to 2015 and 2014 include:

Metric	2016	2015	2014
Same-property cash NOI (1)	4.5%	3.8%	3.0%
Same-property NOI including redevelopments	5.6%	4.2%	N/M
Total retail portfolio occupancy (2)	95.8%	96.0%	95.0%
Small shop occupancy (3)	89.8%	88.7%	86.4%
Average in-place base rent (4)	$20.09	$18.78	$17.34
EQY total shareholder return	16.5%	10.9%	17.4%
NAREIT all equity REIT index return	8.6%	2.8%	28.0%
____________________

(1) Properties in the “same-property” pool as of December 31, 2016, December 31, 2015 and December 31, 2014 are not identical due to changes occurring in the composition of our portfolio during those years. Same-property NOI growth, including redevelopments, was not measured or reported for years prior to the year ending December 31, 2015.
More information with respect to the calculation of cash NOI, the presentation of cash NOI on a “same-property” basis and a reconciliation of net income (loss) attributable to Equity One, Inc. to cash NOI can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Same-Property NOI and Occupancy Information” in Item 7 of this annual report.

(2)	As of December 31 of the applicable year. Our retail portfolio excludes non-retail properties, properties held in unconsolidated joint ventures, and development and redevelopment properties.

(3)
As of December 31 of the applicable year. Small shop occupancy excludes tenant spaces of 10,000 square feet or more and spaces at non-retail properties, properties held in unconsolidated joint ventures, and development and redevelopment properties.

(4)	Measured per square foot with respect to the consolidated shopping center portfolio as of December 31 of the applicable year.

With respect to our longer-term redevelopment strategy, in 2016 we invested over $49.2 million in the expansion of Serramonte Shopping Center in Daly City, California which will result in the addition of 247,000 new square feet (209,000 of net leasable square feet), including an entertainment wing, new retail buildings, restaurant pads, a parking deck and common area improvements to the existing interior mall. The entertainment portion of the project opened and commenced paying rent in December 2016. We also invested approximately $10.5 million during 2016 to commence the redevelopment of Countryside Shops in Cooper City, Florida and Pablo Plaza in Jacksonville, Florida, and plan to invest an additional $26.3 million in these properties. Additionally, we made further progress in obtaining local approvals for the rezoning of our properties in the Westbard section of Bethesda, Maryland.
Finally, in November 2016, we entered into a definitive merger agreement with Regency Centers Corporation to create one of the leading necessity-based shopping center companies with a significant concentration of high-quality shopping centers in high density, in-fill trade areas. The combined company is expected to have a strong balance sheet with the potential for improved credit ratings and a lower cost of capital and is also expected to generate corporate and operational savings. Finally, the value of Regency common stock that our stockholders will receive in the merger represents a premium of approximately 13% based on the closing prices per share of our common stock and Regency common stock on November 11, 2016, the last trading day before our board approved the merger. Our stockholders voted to approve the merger at a special meeting held on February 24, 2017. If all other conditions applicable to the merger are satisfied, we expect to complete the merger with Regency on or about March 1, 2017.
Annual Incentive Compensation Actions. We have entered into employment agreements with our named executive officers which specify a minimum annual base salary as well as a “target” bonus level. In February 2016, the committee established performance criteria and an incentive bonus plan detailed below which provided each of our named executive officers with a bonus opportunity of 0% to 200% of the bonus targets specified in their employment agreements.
In accordance with the foregoing and based on their performance in 2016, the committee awarded bonuses to our named executive officers in the following amounts, expressed both in absolute amount and as a percentage of the bonus targets set forth in their respective employment agreements:

Named Executive Officer	Bonus Award	Percentage of Bonus Target
David Lukes	$1,700,000	200%
Thomas Caputo	$850,000	113%
Matthew Ostrower	$800,000	200%
Michael Makinen	$600,000	200%
William Brown	$400,416	155%

Say on Pay Voting Results. At our 2016 annual meeting of stockholders, we received approximately 96% approval, based on the total votes cast, for our annual advisory “say on pay” vote to approve the compensation of our named executive officers. The committee believes the voting results demonstrate significant support for our named executive officer pay programs, and the committee chose not to make any substantial changes to our compensation programs in response to the 2016 say-on-pay voting results.

Compensation Objectives
The principal objectives of our executive compensation program are to:

•	attract and retain the most talented executives in our industry;

•	motivate executives to achieve corporate performance objectives as well as individual goals; and

•	align the interests of our executives with those of our stockholders.
Management’s and Advisor’s Role in Compensation Decisions
The committee evaluates, in consultation with the full board, the performance of our CEO and determines his compensation based on this evaluation. Our CEO provides significant input in setting the compensation for our other executive officers by proposing the annual performance metrics by which such executives will be measured, providing the committee with an evaluation of their performance and making recommendations for any adjustments to their base and target bonus compensation. He also makes recommendations for equity awards to other employees throughout the company. The committee can accept, reject or modify the CEO’s recommendations as it sees fit, subject to the terms of any applicable employment agreement.
Under its charter, the committee has the authority to engage independent compensation consultants or other advisors. The committee has on occasion relied upon outside advisors to ascertain competitive pay levels, evaluate pay program design and assess evolving compensation trends. In June 2013, the committee engaged FPL Associates L.P., or FPL, as an independent compensation consultant to benchmark and review our director compensation program. The committee also engaged FPL in 2014 to assist the committee with respect to its review and approval of employment terms with our CEO, Mr. Lukes. The committee also contacts FPL from time to time to obtain market updates concerning compensation matters.
In addition, beginning in 2010, the committee engaged the law firm of Reed Smith LLP to advise it with respect to ongoing committee matters.
Principal Elements of Compensation and Total Direct Compensation
We have designed our executive compensation program to include three major elements - base salary, annual bonus incentives and long-term equity incentives, such as stock options, restricted stock awards and performance-based equity awards. Historically, the principal elements of compensation with respect to our top executives are agreed to and determined at the time of our entry into the applicable employment agreements with those executives. The employment agreements specify levels and types of compensation, including base salaries and certain cash and equity bonus targets. The current employment agreements with our named executive officers are described below under the heading entitled “Potential Payments upon Termination or Change of Control - Employment Agreements with Named Executive Officers.”
Although all three of these elements are integrated into our compensation program, the elements are intended to achieve different objectives:

•	base salaries are intended to provide an appropriate level of fixed compensation that will assist in employee retention and recruitment;

•	annual bonus incentives provide additional motivation for the achievement of specified annual objectives at the corporate or individual levels; and

•
long-term equity incentives align the interests of our executives more closely with the interests of our stockholders because they are tied to our financial and stock performance and vest or accrue over a number of years, encouraging executives to remain our employees.

Base Salaries. In order to attract and retain the most talented executives in our industry, we must set the base salaries of executive officers at levels that are competitive with other companies of comparable size and scope that are engaged in the retail real estate industry and that compete with us for executive talent. We expect that the base salaries of our executive officers should be in the upper half of the range of base salaries for comparable positions and tenure at other similarly sized real estate companies. Although base salaries are generally targeted at these levels, the actual salary of an executive may be above or below the targets based on factors unique to that executive, such as experience, competency or the availability of meaningful peer data for the executive. In order to benchmark these levels of base salaries, the committee has in the past engaged compensation consultants, as described above, and subscribes to and reviews relevant published executive compensation surveys, including the National Association of Real Estate Investment Trusts, or NAREIT, annual compensation survey. Based upon information provided by our compensation consultant and those surveys, we believe that our executives’ base salaries fall within the targeted range.
While the employment agreements specify a minimum annual base salary for the CEO and the other applicable executives, the committee reviews these base salaries annually and has the ability to increase an executive’s base salary in light of past individual performance as measured by both qualitative and quantitative factors and the potential for making significant contributions in the future.

Bonus Incentives. The current employment agreements with our named executive officers specify annual bonus targets and generally provide the committee with the discretion to pay bonuses above, at or below those target amounts based on the achievement of corporate and/or individual performance measures established by the committee. These employment agreements also provide that a portion of any annual bonus paid to our named executive officers will be paid in shares of our restricted stock rather than in cash. For this purpose, in accordance with the employment agreements, our shares are valued at a price per share equal to the average closing price on the NYSE during the ten trading days immediately preceding the date on which the amount of the bonus is determined by the committee. The shares so paid typically vest in equal portions on the first, second and third anniversaries of the determination date, subject to the conditions set forth in the applicable executive’s employment agreement.
Because the cash bonuses paid to our executives for 2016 were directly related to the achievement of performance measures for a specified period, for purposes of our Summary Compensation Table, we have reflected such payments as compensation under non-equity incentive plans.
The committee typically determines specific bonus performance criteria and the possible bonus amounts applicable to a given year in February of that year. The committee determines whether the bonus performance criteria have been achieved at a meeting in February of the following year, and bonuses, if any, are paid by March 15th of each year. Due to the expected consummation of the merger with Regency in early 2017, we paid both the cash and restricted stock portion of 2016 bonuses in December 2016 based on estimated 2016 performance, and we made additional bonus payments in February 2017 when it was determined that final 2016 performance exceeded the December 2016 performance estimate. With respect to the portion of the 2016 bonuses paid in restricted stock in December 2016, we also accelerated the vesting of those awards on December 8, 2016.
Equity Incentives. The committee strongly believes that providing executives with an opportunity to increase their ownership of our common stock aligns their interests with the interests of our stockholders and serves as an important retention tool. Therefore, we offer equity incentives that generally take the form of awards of stock options or shares of restricted stock issued under the 2000 plan, which is administered by the committee.
In connection with his April 2014 employment agreement, Mr. Lukes received awards of stock options and restricted stock that vest over the four-year term of the employment period. In connection with his new employment agreement, on January 1, 2015, Mr. Caputo received an award of $1 million of our restricted stock that vested on December 31, 2016, the conclusion of his two year employment period. Messrs. Ostrower, Makinen and Brown also received awards of restricted stock under their employment agreements. Additionally, the employment agreements with Messrs. Lukes, Ostrower, Makinen and Brown provide that half of their annual bonuses will be paid in shares of our restricted stock subject to a three-year vesting schedule, rather than in cash.
In negotiating four-year employment agreements with Messrs. Lukes, Ostrower and Makinen, the committee also sought a compensation program that would align the interests of these executives with those of our stockholders by incentivizing these executives to maximize long-term performance across certain key metrics, including absolute and relative stockholder return and core FFO growth. Therefore, as part of the employment agreements, each of these executives received long-term incentive plan, or LTIP, awards which are expected to provide the executive with a certain number of shares of our common stock at the end of his four-year employment period to the extent the performance criteria have been achieved during the course of the employment period. The target award is 156,300 shares for Mr. Lukes, 44,379 shares for Mr. Ostrower and 25,685 shares for Mr. Makinen, and each executive has the opportunity to earn anywhere from 0% to 200% of such target at the end of his respective performance period. A description of these long-term incentive awards is provided in the section below entitled “Long Term Incentive Performance Awards.”
Effect of Regency Merger on Outstanding Equity Awards. Upon the effective time of our anticipated merger with Regency:

•
Each option to purchase shares of our common stock (each, an “Equity One stock option”), whether vested or unvested, that is outstanding and unexercised as of immediately prior to the effective time of the merger will vest in full and be converted into the right to receive an amount in cash equal to the excess of (i) (x) the value of a share of Regency common stock as of the last complete trading day prior to the effective time of the merger, multiplied by (y) the 0.45 exchange ratio, over (ii) the exercise price per share of such Equity One stock option.

•
Each award of restricted shares of our common stock (“Equity One restricted stock award”) that is outstanding as of immediately prior to the effective time of the merger will be assumed by Regency and will be converted into an award of restricted shares of Regency common stock (each, a “Regency restricted stock award”) with respect to a number of shares of Regency common stock (rounded to the nearest whole share) equal to the product obtained by multiplying the number of shares of our common stock subject to such Equity One restricted stock award as of immediately prior to the effective time of the merger by the 0.45 exchange ratio. At the effective time of the merger, the Regency restricted stock awards held by Messrs. Lukes, Ostrower and Makinen, certain other Equity One executive officers and Equity One’s non-employee directors will vest in full. The Regency restricted stock awards that do not vest as of the effective time of the merger will continue to have the same terms and conditions as the Equity One restricted stock award to which they relate, except that in the event a holder’s employment with Regency is terminated by Regency without cause, by the holder for good reason, or due to the holder’s death or disability, the Regency restricted stock award will vest in full as of the date of the applicable termination.

•
Each LTIP award that is outstanding immediately prior to the effective time of the merger will vest in full (based on the actual achievement of any applicable performance goals, and without proration) and be converted into a number of fully vested shares of Regency common stock equal to the product obtained by multiplying the number of shares of our common stock subject to the LTIP award as of immediately prior to the effective time of the merger by the 0.45 exchange ratio.

At a Special Meeting of Stockholders held on February 24, 2017, our stockholders voted to approve, on a non-binding basis, the compensation that may be paid or become payable to our named executive officers in connection with the consummation of our planned merger with Regency. For additional information regarding our planned merger with Regency and its effect on our compensation arrangements and programs, please see the joint proxy statement/prospectus relating to the merger which we filed with the SEC on January 24, 2017.
Total Annual Compensation. The committee considers total annual compensation, in addition to individual elements of compensation, when assessing the competitiveness of our pay practices. To gauge this competitiveness, the committee consulted with FPL in 2014 and reviewed the NAREIT compensation survey in connection with the review and implementation of the current employment agreements for Mr. Lukes and certain of our other executives. Total annual compensation for a given year consists of salary, annual cash bonus earned and the value of the stock options and restricted stock awards earned, paid or awarded during that year. While the total compensation varies for each of the named executive officers, we believe that the amounts reflect the committee’s judgment as to the relative contributions and experience of those executives, as well as comparability of their compensation to similarly placed executives in our industry, as determined based upon consultation with the committee’s compensation consultant and review of the NAREIT annual compensation survey.
Other Elements of Compensation
Retirement and Health and Welfare Benefits. We have never had a traditional or defined benefit pension plan. We do, however, maintain a 401(k) retirement plan in which all employees can participate on the same terms. Under the 401(k) retirement plan, we match 100% of the participant’s contribution up to 3% of the participant’s annual compensation and 50% of the contribution for the next 3% of the participant’s annual compensation. Our matching contributions are 100% vested when made. Our matching contributions are subject to applicable Internal Revenue Service limits and regulations. The contributions that we made to the 401(k) accounts of the named executive officers are included in the All Other Compensation column of the Summary Compensation Table below and are detailed in a footnote to that table.
Employment, Termination and Change of Control Agreements. Among our named executive officers, we currently have employment agreements with Messrs. Lukes, Ostrower, Makinen and Brown. We also had an employment agreement with Mr. Caputo, our former president, whose employment with us concluded on December 31, 2016. A summary of these employment agreements appears in the section below entitled “Potential Payments Upon Termination or Change of Control - Employment Agreements with Named Executive Officers.” These agreements provide for various payments and benefits to be made to these executives if their employment with us is terminated for certain reasons, including subsequent to a change of control such as the anticipated merger with Regency. The circumstances in which payments may be made and the potential amounts of those payments are described in more detail below. The payments provided for in these agreements are to ensure the ongoing commitment of these executive officers to the best interests of our stockholders in the event of a change of control or other potential termination events.
Personal Benefits. We also provide other benefits to certain of our named executive officers under their employment agreements, including the use of a company car, automobile and parking allowances, provision of home office equipment and reimbursement of certain life insurance premiums.
Compensation Governance Practices
Over the past few years we have adopted a number of compensation-related policies and have entered into new employment agreements with certain of our executives in order to implement several best practices in executive compensation. The following are key features of our executive compensation program.

What We Do		What We Don’t Do
√	We tie pay to performance by making a significant portion of compensation “at risk”.	X	We do not encourage excessive risk taking as incentive compensation is not based on any single performance metric.
√	Annual incentive pay is based on multiple performance metrics established at the beginning of each year.	X	We do not pay dividends on unearned equity awards subject to performance-based vesting.
√	A significant portion of the value of long term performance incentives depends on total and relative shareholder return.	X	We do not allow directors or officers to hedge or pledge company securities.
√	We have stock ownership guidelines for our directors and our named executive officers.	X	We do not allow for repricing of stock options.
√	We engage an independent compensation consultant and counsel to advise the committee, which is comprised solely of independent directors.	X	No excise tax gross-up provisions.
2016 Compensation Decisions
In 2016, our named executive officers consisted of Messrs. Lukes, Caputo, Ostrower, Makinen and Brown.
Amendments to Employment Agreements. During 2016, Mr. Brown assumed responsibility for all of our development and redevelopment activities in connection with the departure of our former Executive Vice President - Development, Mr. Berfield. As a result, in June 2016 the committee approved an amendment to Mr. Brown’s employment agreement in order to increase his annual target bonus opportunity from $200,000 to $300,000 per year (or $258,333 in the case of 2016) payable up to 50% in shares of our restricted stock, and to award him 12,316 shares of restricted stock which will vest in June 2020.
Similarly, in August 2016 the committee approved an amendment to Mr. Makinen’s contract in order to adjust his level of overall compensation to remain competitive with that paid to similarly situated executives in our industry. Effective January 1, 2017, the amendment increases Mr. Makinen’s base salary from $400,000 to $500,000 per year, increases his target bonus opportunity from $300,000 to $400,000 per year payable 50% in cash and 50% in shares of restricted stock, and grants him a one-time award of restricted stock having a fair market value of $300,000 which will vest on July 14, 2018, the conclusion of his current employment term.
Finally, in connection with the November 2016 announcement of our merger agreement with Regency, the compensation committee agreed to modify certain severance-related terms of our employment agreements with Messrs. Lukes, Ostrower, Makinen and Brown in order to make them more consistent with what we believe to be market practice and to ensure the ongoing commitment of these officers to the completion of the merger. Specifically, the agreements with Messrs. Lukes, Ostrower, Makinen and Brown were amended to provide that (i) in addition to other payments and benefits to which the applicable executive may be entitled, upon a termination without cause or a resignation for good reason, the executive will be entitled to (A) a lump sum payment equal to 2.9x (or, for Messrs. Makinen and Brown, 2.0x) the sum of (x) the executive’s average annual bonus, if any, for the three most recently completed calendar years plus (y) the executive’s then current base salary and (B) a pro-rata portion of the executive’s target annual bonus for the calendar year in which the termination occurs; (ii) a non-renewal of the applicable Employment Agreement will be deemed a termination without cause entitling the executive to the severance described in clause (i) above; and (iii) the respective employee and consultant non-solicit covenants apply only to employees and consultants currently employed or engaged by the Company.
Pursuant to our merger agreement with Regency, upon the effective time of the merger, the cash severance benefits described above payable to Messrs. Lukes, Ostrower and Makinen will become payable whether or not such executive terminates employment, subject to the executive’s execution and non-revocation of a release of claims in favor of us. The applicable executive’s employment agreement will remain outstanding in accordance with its terms, and each executive will otherwise remain eligible to receive the remaining severance benefits, without duplication of the cash severance benefits previously paid, upon the executive’s termination without cause or a resignation for good reason following the effective time of the merger. In the case of Mr. Brown, in connection with the execution of the merger agreement with Regency, Mr. Brown’s employment agreement was amended to provide that the merger and anticipated modifications to Mr. Brown’s title and reporting structure will not constitute “good reason” under Mr. Brown’s employment agreement, provided that Mr. Brown will have the right to resign from employment with Regency during the 30-day period following the six-month anniversary of the effective time of the merger with the resignation considered a termination by Mr. Brown for good reason under the terms of his employment agreement.

Base Salaries. At the outset of 2016, we had employment agreements with each of Messrs. Lukes, Caputo, Ostrower, Makinen and Brown which specified minimum annual base salaries for each of these executives. The committee did not adjust any of the base salary levels set forth in these employment agreements for the 2016 calendar year.
2016 Incentive Bonus Plan. As discussed above, the employment agreements with Messrs. Lukes, Caputo, Ostrower, Makinen and Brown provide for annual bonus targets based on the achievement of corporate and individual performance measures established by the committee at the beginning of each year. In February 2016, the committee established our 2016 incentive bonus plan, which consisted of a set of performance measures for Messrs. Lukes, Caputo, Ostrower, Makinen and Brown and provided a maximum bonus opportunity of 200% of each executive’s target bonus. Expressed in dollar values, after giving effect to the June 2016 adjustment of Mr. Brown’s bonus target as described above, the maximum potential bonus amount payable to each of these executives under the 2016 incentive bonus plan was as follows:

Named Executive Officer	Dollar Value of Maximum Bonus
David Lukes	$1,700,000
Thomas Caputo	$1,500,000
Matthew Ostrower	$800,000
Michael Makinen	$600,000
William Brown	$516,666

For Messrs. Lukes, Caputo and Makinen, a significant portion of their performance measures under the 2016 incentive bonus plan were based on the achievement of company-wide operating and portfolio objectives. For Messrs. Ostrower and Brown, the performance measures were more closely tailored to the achievement of goals for which such executive was individually responsible but also included a component relating to the achievement of the company-wide objectives. In each case, the committee believed that the performance measures were appropriate because their achievement should contribute to our long-term success and the creation of value for our stockholders. While the company-wide operating and portfolio performance measures applicable to the 2016 incentive bonus plan were similar to those utilized in the 2015 incentive bonus plan, the levels of required performance were generally set at higher thresholds in 2016 versus 2015.
The following charts identify the individual performance measures applicable to each of these executives, the range of performance in 2016 for which points were awarded and the weighting of each of the performance measures to the overall score. The executives received between one and five points for each individual performance measure depending on actual performance relative to the stated performance range or, in the case of discretionary measures, a score assigned by the committee.

Performance Measures - Mr. Lukes	Performance Range	Measurement Weighting
Same-property cash NOI growth	3% to 5%	20%
Change in IFRS value portfolio (1)	1% to 5%	10%
Core FFO per share	$1.33 to $1.41	20%
Redevelopment progress	1 to 5	30%
Compensation Committee’s evaluation	1 to 5	20%

Performance Measures - Mr. Caputo	Performance Range	Measurement Weighting
Same-property cash NOI growth	3% to 5%	5%
Change in IFRS value portfolio (1)	1% to 5%	10%
Core FFO per share	$1.33 to $1.41	5%
Acquisition and disposition activity	1 to 5	30%
Compensation Committee’s evaluation	1 to 5	50%

Performance Measures - Mr. Ostrower	Performance Range	Measurement Weighting
Achievement of company goals (2)	1 to 5	10%
Quality of financial reporting	1 to 5	10%
Budget process and accuracy	1 to 5	10%
Balance sheet management	1 to 5	20%
Audit and Compensation Committee’s evaluation	1 to 5	50%

Performance Measures - Mr. Makinen	Performance Range	Measurement Weighting
Same-property cash NOI growth	3% to 5%	20%
Change in IFRS value portfolio (1)	1% to 5%	10%
Core FFO per share	$1.33 to $1.41	20%
Leasing progress	1 to 5	30%
Compensation Committee’s evaluation	1 to 5	20%

Performance Measures - Mr. Brown	Performance Range	Measurement Weighting
Achievement of company goals (2)	1 to 5	20%
Project pre-development preparation	1 to 5	10%
Construction process and reporting accuracy	1 to 5	10%
Sourcing of new development opportunities	1 to 5	10%
Compensation Committee’s evaluation	1 to 5	50%
______________________________________

(1)
As part of the 2016 incentive bonus plan, certain executives were evaluated on the increase in the appraised value of the company’s portfolio during the year, the calculation of which excludes the impact of acquisitions but includes the value of disposed properties based on their sales price. The company maintains an appraisal program pursuant to which it periodically conducts internal and/or external appraisals of each of its properties in order to provide its principal shareholder, Gazit, with financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. These appraisals served as the basis for measurement of performance with respect to this element of the 2016 incentive bonus plan.

(2)
For each of Messrs. Ostrower and Brown, “company goals” were defined to consist of three organization-level goals set for Mr. Lukes at the beginning of 2016, namely same-property cash NOI growth, change in the IFRS value of the portfolio and growth in core FFO per share.

Based on the results of their individual performance measures and the weighting assigned to each measure, each of Messrs. Lukes, Caputo, Ostrower, Makinen and Brown received a final weighted average score between 1.00 and 5.00 points. The weighted average score was then converted into a multiple of each executive’s target bonus based on the following:

Weighted Average Score	Target Bonus Payment Multiple
1.00 point	0
Greater than 1.00 but less than 5.00 points	(Weighted average score minus 1) ÷ 2
5.00 points	2.00
On December 2, 2016, the committee met to determine the level of executive bonus payments based on estimated 2016 performance through that date. Bonuses were paid in early December 2016 based on these performance estimates and additional amounts were paid to the executives in February 2017 when it was determined that final 2016 performance exceeded the December 2016 performance estimates. With respect to the portion of the bonus paid to executives in December 2016 in shares of restricted stock, the vesting of those shares was subsequently accelerated on December 8, 2016 as discussed above under the heading “Principal Elements of Compensation and Total Direct Compensation - Bonus Incentives”. The information below with respect to each executive’s bonus determination reflects the December 2016 bonus payment as subsequently adjusted in February 2017.
Based on actual performance in 2016 and the weightings assigned to each performance measure, the committee determined that Mr. Lukes earned a weighted average score of 5.00 points, which entitled him to a 2016 incentive bonus of approximately 200% of the bonus target set forth in his employment agreement. Therefore, Mr. Lukes received an incentive award of $1,700,000 which was paid 50% in cash and 50% in shares of our restricted stock.
Based on actual performance in 2016 and the weightings assigned to each performance measure, the committee determined that Mr. Caputo earned a weighted average score of 3.27 points, which entitled him to a 2016 incentive bonus of approximately 113% of the bonus target set forth in his employment agreement. Therefore, Mr. Caputo received an incentive award of $850,000 which was paid in cash in accordance with his employment agreement.
Based on actual performance in 2016 and the weightings assigned to each performance measure, the committee determined that Mr. Ostrower earned a weighted average score of 5.00 points, which entitled him to a 2016 incentive bonus of approximately 200% of the bonus target set forth in his employment agreement. Therefore, Mr. Ostrower received an incentive award of $800,000 which was paid 50% in cash and 50% in shares of our restricted stock.
Based on actual performance in 2016 and the weightings assigned to each performance measure, the committee determined that Mr. Makinen earned a weighted average score of 5.00 points, which entitled him to a 2016 incentive bonus of approximately 200% of the bonus target set forth in his employment agreement. Therefore, Mr. Makinen received an incentive award of $600,000 which was paid 50% in cash and 50% in shares of our restricted stock.
Based on actual performance in 2016 and the weightings assigned to each performance measure, the committee determined that Mr. Brown earned a weighted average score of 4.10 points, which entitled him to a 2016 incentive bonus of 155% of the bonus target set forth in his employment agreement. Therefore, Mr. Brown received an incentive award of $400,416 which was paid 50% in cash and 50% in shares of our restricted stock.
Long Term Incentive Performance Awards
In accordance with our stated objectives of paying for performance and aligning the interests of our executives with those of our stockholders, in 2014 and 2015 the committee provided each of Messrs. Lukes, Ostrower and Makinen with an LTIP award in connection with the execution of his respective employment agreement. The LTIP award will provide each executive with a certain number of shares of our common stock at the conclusion of the executive’s four-year employment period to the extent the performance criteria have been achieved during the course of the employment period. The performance criteria are weighted equally and consist of absolute total shareholder return, relative total shareholder return, growth in recurring FFO and a discretionary component to be assessed by the committee at the conclusion of the performance period. The target awards are 156,300 shares for Mr. Lukes, 44,379 shares for Mr. Ostrower and 25,685 shares for Mr. Makinen, and each of the LTIP awards provides the executive the opportunity to earn anywhere from 0% to 200% of such target at the end of the performance period. For purposes of the relative total shareholder return component, the group of peer companies consists of Acadia Realty Trust, Brixmor Property Group, Inc., DDR Corp., Federal Realty Investment Trust, Kimco Realty Corporation, Regency and Weingarten Realty Investors.

Tax Issues
Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally prohibits any publicly held company from taking a federal income tax deduction for compensation in excess of $1 million in any taxable year to an executive officer who is named in the Summary Compensation Table other than its chief financial officer. Exceptions are made for qualified performance-based compensation, among other things. Base salaries, minimum bonuses and awards of restricted stock that vest merely upon the passage of time do not qualify as performance-based compensation. Stock options granted with exercise prices equal to the fair market value of a share of our common stock on the grant date should qualify as performance-based compensation for this purpose.
In structuring our compensation programs, the committee considers Section 162(m) and the exception for performance-based compensation. However, the committee does not believe that it is necessarily in our best interests and the best interests of our stockholders for all compensation to meet the requirements of Section 162(m) for deductibility and the committee is not limited to paying compensation under the 2000 plan that is qualified under Section 162(m). As a result, the committee has determined that it is appropriate at times to make compensation awards that are non-deductible under Section 162(m). During 2016, compensation paid to certain named executive officers exceeded the maximum amount deductible under Section 162(m).
As long as we qualify as a REIT, we do not pay taxes at the corporate level. To the extent that any part of our compensation expense does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income tax as ordinary income rather than return of capital.
Other Compensation Policies
Stock Ownership Guidelines. Our board has adopted stock ownership guidelines for certain executive officers in order to further align their interests with those of our stockholders. Under the guidelines, covered executives must own shares of our common stock with an aggregate market value equal to or exceeding a multiple of such officer’s annual base salary, which for the Chief Executive Officer is three times his/her annual base salary, for the President and Chief Financial Officer is two times his/her annual base salary and for the Chief Operating Officer and all other Executive Vice Presidents is one times his/her annual base salary. Officers subject to these guidelines have until the end of the fifth full calendar year after having attained such office in order to achieve compliance. Equity interests that count towards satisfaction of the guidelines include shares owned outright and unvested restricted shares, but do not include unvested performance based shares, shares underlying outstanding stock options or shares pledged to a third party. Once an officer has attained compliance with the guidelines, he or she shall not later be deemed out of compliance solely as a result of a subsequent drop in the price of our common shares.
Our board has also adopted stock ownership guidelines applicable to our directors. Pursuant to these guidelines, our directors are expected to own or acquire at least 10,000 shares of our common stock by the end of the third full calendar year after they were first elected.
Compliance with our stock ownership guidelines is tested at the end of each fiscal year. Following the five year grace period, any officer who fails to meet the applicable guideline is generally required to retain all shares of common stock then owned or subsequently granted to them under the company’s equity compensation plans until compliance is achieved. Following the three year grace period, a director may not be nominated for re-election to our board if he or she is not in compliance with the guidelines, absent a waiver from the nominating and corporate governance committee or other exemption.
Anti-Hedging and Anti-Pledging Policy. Our board has also adopted a policy prohibiting our directors, officers and employees from engaging in hedging and other speculative transactions with respect to securities they personally own in the company. We believe such transactions allow a holder to own company securities without the full risks and rewards of ownership and have the potential effect of separating the interests of the holder from those of the company’s long-term stockholders.
Our board has also adopted a policy prohibiting our directors and executive officers from pledging company securities owned individually or through a family trust as collateral for a loan or from holding such securities in an account in which securities are purchased on margin. All of our directors and executive officers are currently in compliance with respect to our hedging and pledging policies.
Stock Option and Equity Award Grant Practices. The committee usually grants annual incentive equity awards in February of each year at a meeting called, among other reasons, for the purpose of evaluating prior year performance and applicable annual incentive compensation. For 2016 performance, these awards were made to executives at committee meetings held on December 2, 2016 and February 6, 2017 as described above. The grant dates of those awards were the dates of the meetings, which dates were determined without regard to current or anticipated stock price levels or the release of material non-public information. In accordance with the terms of the definitive merger agreement with Regency, no incentive equity awards were granted to non-executives on account of 2016 performance.
The committee may also make, and in the past has made, special grants during the course of the year, primarily for new hires, promotions to retain valued employees, to award exceptional performance or otherwise. Generally, these special grants are subject to performance or time vesting, and are issued on the date of grant approval or upon a date following the grant approval date, such as the date on which a new hire commences his or her employment with the company. In June 2016 and January 2017, as described above, the committee made certain retention-based awards to Messrs. Brown and Makinen, respectively, in connection with their execution of amended employment agreements.
The exercise price for any equity option award is equal to the fair market value of the company’s common stock on the date of grant. Under the 2000 plan, the fair market value is equal to the closing sales price for a share of our common stock as reported on the NYSE on the effective date of the grant as approved by the committee or the board of directors, unless otherwise approved by the committee.
Recovery of Performance-Based Awards. Under Section 302 of the Sarbanes-Oxley Act of 2002, the chief executive and chief financial officers of a publicly-held company are required to repay certain amounts if the company restates its financial statements as a result of financial reporting misconduct. The amounts to be repaid consist of (1) any bonus or other incentive-based or equity-based compensation received from the company during a twelve month period following the filing of the financial document in question; and (2) any profits realized from the sale of securities of the company during that period. Our employment agreements with our named executive officers provide that the bonuses and other incentive-based or equity-based compensation received by an executive from us, and any profits realized by the executive from the sale of securities of the company, are subject to the forfeiture and clawback requirements in the Sarbanes-Oxley Act and other applicable laws, rules and regulations, and that any such repayment or forfeiture must be made within 30 days after notice thereof from us.
Risk Considerations in our Compensation Programs
We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the company. In making such determination, we reviewed the design and operation of our executive compensation policies and practices and took into consideration that for the majority of our executive officers, a significant portion of their total pay is comprised of shares of restricted stock that vest over three to four years and, in the past, has included stock options that vest over similar periods and have a ten-year life. Furthermore, long-term performance-based compensation given to certain of our executive officers is primarily in the form of equity awards whose vesting is subject to our performance across several metrics, including total and relative stockholder return, over a multiyear period.
We believe that these equity award structures and the corresponding vesting conditions and periods applicable to such awards encourage actions and behaviors that increase long-term stockholder value rather than short-term risk taking that could materially and adversely affect the company’s business. In addition, annual incentive compensation awarded to each of our executive officers is based on a number of executive-specific performance metrics, thereby reducing the likelihood that our executives are overly focused on any single metric that might encourage risky behavior. Finally, the potential for excessive risk taking is further mitigated by the fact that non-executive employees typically receive only a small percentage of their total compensation in the form of variable, performance-based compensation, other than in the case of leasing agents who receive market-based leasing commissions.
Compensation Committee Interlocks and Insider Participation
The compensation committee consists of Messrs. Flanzraich, Heller and Linneman. No member of the compensation committee during 2016 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in this proxy statement pursuant to SEC regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure in this proxy statement pursuant to SEC regulations.
Summary Compensation Table
The table below summarizes the total compensation paid or awarded to each of our named executive officers for 2016, 2015 and 2014. For a more thorough discussion of our executive compensation program, see “Compensation Discussion and Analysis” above.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Compensation(4)	All Other Compensation(5)	Total
David Lukes	2016	$850,000	$—	$425,000	$—	$850,000	$66,134	$2,191,134
Chief Executive Officer	2015	$850,000	$—	$808,197	$—	$807,500	$59,858	$2,525,555
and President	2014	$543,326	$883,155	$3,419,301	$1,248,000	$—	$65,175	$6,158,957

Matthew Ostrower	2016	$500,000	$—	$200,000	$—	$400,000	$31,438	$1,131,438
Executive Vice President and Chief Financial Officer	2015	$415,063	$—	$1,413,258	$—	$242,753	$50,625	$2,121,699

Michael Makinen	2016	$400,000	$—	$447,991	$—	$300,000	$28,396	$1,176,387
Executive Vice President and Chief Operating Officer	2015	$400,000	$—	$248,268	$—	$270,000	$19,200	$937,468

William Brown	2016	$360,000	$—	$494,829	$—	$200,208	$18,695	$1,073,732
Executive Vice President - Development

Thomas Caputo	2016	$750,000	$—	$—	$—	$850,000	$181,608	$1,781,608
Former President	2015	$750,000	$—	$1,008,659	$—	$750,000	$101,627	$2,610,286
	2014	$650,000	$—	$—	$—	$446,875	$126,592	$1,223,467
__________________________

(1)
The amount shown in this column for Mr. Lukes represents a $383,155 discretionary cash bonus paid to Mr. Lukes in early 2015 for 2014 service pursuant to his employment agreement together with a $500,000 signing bonus paid to Mr. Lukes upon the commencement of his employment in May 2014. In addition to this discretionary cash bonus, Mr. Lukes also received a discretionary bonus award of 13,894 shares of our restricted stock in February 2015 on account of 2014 service having a grant date fair value of $383,197, which value is included in the Stock Award column for 2015 rather than 2014 because these shares were not issued pursuant to a plan-based award made in 2014.

(2)
Included in these amounts for 2014 in the case of Mr. Lukes and 2015 in the case of Mr. Ostrower are long-term incentive plan awards made to such executives under their respective employment agreements with a grant date fair value computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification, ASC 718, Compensation - Stock Compensation, or ASC 718, of $1,837,795 in the case of Mr. Lukes and $616,374 in the case of Mr. Ostrower. The award will only be earned upon the achievement of performance criteria over a four-year performance period ending on May 12, 2018 in the case of Mr. Lukes and March 3, 2019 in the case of Mr. Ostrower. The target number of shares of restricted stock issuable to Mr. Lukes at the conclusion of his four-year performance period is 156,300 shares, and the maximum number of shares of restricted stock issuable (assuming the highest level of performance under the plan) is 312,600 shares. The target number of shares of restricted stock issuable to Mr. Ostrower at the conclusion of his four-year performance period is 44,379 shares, and the maximum number of shares of restricted stock issuable (assuming the highest level of performance under the plan) is 88,758 shares. The grant date fair value associated with each of these awards was computed in accordance with ASC 718 and is based on the probable outcome of the awards but does not include any amount with respect to the discretionary component of the awards. The terms of these long-term incentive awards are described above in the section entitled “Long Term Incentive Performance Awards.”

Also included in these amounts are retention-based awards of restricted stock granted to Mr. Lukes in 2014, to Messrs. Caputo and Ostrower in 2015 and to Mr. Brown in 2016 having grant date fair values of $1,581,506, $1,008,659, $596,884 and $365,662, respectively, as computed in accordance with ASC 718. Also included in these amounts is a retention-based award of restricted stock granted to Mr. Makinen on January 1, 2017 under his amended and restated employment agreement dated August 17, 2016 having a grant date fair value of $297,991; under ASC 718, the grant date is considered to have occurred on May 12, 2016, the date on which the committee approved the terms of the new agreement, even though the shares were not issued until January 1, 2017.
In connection with their 2014 incentive bonus, in February 2015, Messrs. Lukes and Makinen were granted 13,894 shares and 3,563 shares of our restricted stock having grant date fair values of $383,197 and $98,268, respectively, computed in accordance with ASC 718, which values are included in the Stock Awards column for 2015 rather than 2014 because these shares were not issued pursuant to a plan-based award made in 2014.
The amounts shown in this column for 2016 with respect to Messrs. Lukes, Ostrower, Makinen and Brown also include the fair values, computed in accordance with ASC 718, of the equity incentive awards granted on February 5, 2016 and, for Mr. Brown, also on June 6, 2016, pursuant to which each executive was entitled to receive shares of restricted stock upon the achievement of specified performance measures in 2016. The fair values of these February 5, 2016 awards were based on the probable outcome of the awards, which was determined on the service inception date to be the target value (i.e. $425,000, $200,000, $150,000 and $129,167 for each of Messrs. Lukes, Ostrower, Makinen and Brown, respectively). Such amounts do not represent the amounts actually paid to Messrs. Lukes, Ostrower, Makinen and Brown with respect to the equity portion of their 2016 incentive bonus, which amounts were determined at the end of 2016 and the beginning of 2017 with respect to performance in 2016. The maximum value of the equity portion of the 2016 incentive bonuses for Messrs. Lukes, Ostrower, Makinen and Brown was $850,000, $400,000, $300,000 and $258,333, respectively. The actual amounts of the equity portion of the 2016 incentive bonuses for Messrs. Lukes, Ostrower, Makinen and Brown were determined at the end of 2016 and the beginning of

2017 to be $850,000, $400,000, $300,000 and $200,208, respectively. Our 2016 incentive bonus plan is described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.” See also the “Grants of Plan-Based Awards for 2016” table below regarding the 2016 incentive bonus awards.
For information regarding the calculation of these amounts, see Note 17, “Share-Based Payments,” to the Consolidated Financial Statements included in this annual report.

(3)
Represents the aggregate grant date fair value of the stock options awarded to Mr. Lukes under the 2000 plan in 2014 pursuant to his employment agreement, which was computed in accordance with ASC 718. For information regarding the calculation of the amount reflected in this column, see Note 18, “Share-Based Payment Plans,” to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders.

(4)
Amounts shown in this column represent the cash portion of incentive bonuses paid under our 2014, 2015 and 2016 incentive bonus plans. Our 2016 incentive bonus plan is described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.” In accordance with their employment agreements, Mr. Caputo received 100% of his 2016 annual bonus in cash and each of Messrs. Lukes, Ostrower, Makinen and Brown received 50% of his 2016 annual bonus in cash and 50% in shares of restricted stock. See also the “Grants of Plan-Based Awards for 2016” table below regarding the 2016 incentive bonus awards.

(5)	The amounts shown in this column for 2016 include the following:

Name	Company Contributions to Retirement and 401(k) Plans	Automobile Costs*	Insurance	Accrued Vacation	Total
David Lukes	$18,000	$25,529	$22,605	$—	$66,134
Matthew Ostrower	$16,438	$—	$15,000	$—	$31,438
Michael Makinen	$18,000	$5,396	$5,000	$—	$28,396
William Brown	$16,200	$—	$2,495	$—	$18,695
Thomas Caputo	$23,281	$64,099	$25,000	$69,228	$181,608
_____________________
* Represents amounts paid by us with respect to an automobile and driver services provided to Mr. Lukes, automobile transportation services provided to Mr. Caputo and a parking allowance for Mr. Makinen.
Grants of Plan-Based Awards For 2016

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units(4)	Grant Date Fair Value of Stock Awards(5)
Name	Grant Date		Approval Date	Threshold	Target	Maximum	Threshold (#/$)		Target (#/$)		Maximum (#/$)
David Lukes	2/5/2016	(1)	2/5/2016	$—	$425,000	$850,000	—		—		—		—	$—
	2/5/2016	(1)	2/5/2016	$—	$—	$—	—	(3)	$425,000	(3)	$850,000	(3)	—	$425,000

Matthew Ostrower	2/5/2016	(1)	2/5/2016	$—	$200,000	$400,000	—		—		—		—	$—
	2/5/2016	(1)	2/5/2016	$—	$—	$—	—	(3)	$200,000	(3)	$400,000	(3)	—	$200,000

Michael Makinen	2/5/2016	(1)	2/5/2016	$—	$150,000	$300,000	—		—		—		—	$—
	2/5/2016	(1)	2/5/2016	$—	$—	$—	—	(3)	$150,000	(3)	$300,000	(3)	—	$150,000
	8/17/2016		5/12/2016	$—	$—	$—	—		—		—		9,775	$297,991

William Brown	2/5/2016	(1)	2/5/2016	$—	$129,167	$258,333	—		—		—		—	$—
	2/5/2016	(1)	2/5/2016	$—	$—	$—	—	(3)	$129,167	(3)	$258,333	(3)	—	$129,167
	6/6/2016		5/12/2016	$—	$—	$—	—		—		—		12,316	$365,662

Thomas Caputo	2/5/2016	(1)	2/5/2016	$—	$750,000	$1,500,000	—		—		—		—	$—
_____________________

(1)	Represents the service inception dates with respect to awards under the 2016 incentive bonus plan.

(2)
Represents the cash portion of the potential payout under the 2016 incentive bonus plan adopted by the compensation committee on February 5, 2016 and described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.”

(3)
Represents, in dollars, the value of potential awards of restricted stock issuable as partial payment of 2016 incentive bonuses for Messrs. Lukes, Ostrower, Makinen and Brown pursuant to the 2016 incentive bonus plan described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.” These awards are denominated in dollars but payable in shares of restricted stock.

(4)
The amounts shown in this column for Messrs. Makinen and Brown represent retention-based awards of restricted stock made under each of their amended and restated employment agreements dated June 16, 2016 and August 17, 2016, respectively. Under ASC 718, the grant date applicable to each of Mr.

Makinen’s and Mr. Brown’s award is considered to have occurred on May 12, 2016, the date on which the principal terms of amended and restated employment agreements were approved by the committee, even though the shares were not issued until June 16, 2016 and January 1, 2017, respectively. Mr. Makinen’s award vests on July 15, 2018, the conclusion of his employment period, and Mr. Brown’s award vests on June 16, 2020. Dividends are payable on these awards in the same amounts and in the same manner as dividends on our other outstanding shares of common stock.

(5)
Represents the ASC 718 grant date fair value of the equity award. For restricted stock awards, the value is calculated using the average of the high and low trading price of our common stock on the grant date. Certain amounts shown in this column with respect to Messrs. Lukes, Ostrower, Makinen and Brown represent the fair value, computed in accordance with ASC 718, of the equity incentive awards granted on February 5, 2016 pursuant to which each executive was entitled to receive shares of restricted stock upon the achievement of specified performance measures. The fair value of these awards was based on the probable outcome of the awards, which was determined on the service inception date to be the target value. Such amounts do not represent the amounts paid to Messrs. Lukes, Ostrower, Makinen and Brown with respect to the equity portion of their 2016 incentive bonus, which amounts were determined at the conclusion of 2016 and the beginning of 2017 with respect to performance in 2016. The maximum values of the equity portion of the 2016 incentive bonuses for Messrs. Lukes, Ostrower, Makinen and Brown were $850,000, $400,000, $300,000 and $258,333, respectively. The actual amount of the equity portion of the 2016 incentive bonuses for Messrs. Lukes, Ostrower, Makinen and Brown were determined at the conclusion of 2016 and the beginning of 2017 to be $850,000, $400,000, $300,000 and $200,208, respectively. Our 2016 incentive bonus plan is described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.”

Outstanding Equity Awards at Fiscal Year-End 2016

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
David Lukes	100,000	100,000	$22.87	5/12/2024	91,398	$2,805,005	117,225	$3,597,635

Matthew Ostrower	—	—	$—	—	26,110	$801,316	33,284	$1,021,486

Michael Makinen	—	—	$—	—	24,369	$747,885	19,264	$591,212

William Brown	—	—	$—	—	15,552	$477,291	—	$—

Thomas Caputo	—	—	$—	—	—	$—	—	$—
_____________________

(1)	The options vest pro rata over two years commencing on May 12, 2017.

(2)	Consists of the following restricted stock awards that have been awarded but not fully vested:

Name	Year of Award	Number of Shares	Note
David Lukes	2014	45,970	(a)
	2014	9,262	(b)
	2015	29,371	(c)
	2016	6,795	(d)

Matthew Ostrower	2015	16,641	(e)
	2015	8,829	(c)
	2016	640	(d)

Michael Makinen	2014	2,375	(b)
	2015	9,821	(c)
	2016	9,775	(f)
	2016	2,398	(d)

William Brown	2015	2,410	(c)
	2016	12,316	(g)
	2016	826	(d)
Notes:
The shares of restricted stock vest as follows: (a) pro rata over two years commencing on May 12, 2017, (b) pro rata over two years commencing on February 6, 2017, (c) pro rata over three years commencing on February 5, 2017, (d) pro rata over three years commencing on February 6, 2018, (e) pro rata over three years commencing on March 3, 2017, (f) on July 14, 2018 and (g) on June 6, 2020. The shares of restricted stock issued in February 2017 to Messrs.

Lukes, Ostrower, Makinen and Brown represented by note (d) above comprise the portion of the bonus equity granted to them on February 6, 2017 on account of 2016 performance; as discussed above under the heading “Principal Elements of Compensation and Total Direct Compensation - Bonus Incentives”, on December 8, 2016, the committee elected to accelerate the portion of the bonus equity initially awarded to these executives on December 2, 2016 in respect of 2016 performance. The service inception date for equity awarded to these executives on account of 2016 performance occurred in 2016. The 2016 incentive bonus plan is described above in the section entitled “Compensation Discussion and Analysis - 2016 Compensation Decisions - Annual Incentive Bonuses.”

(3)	The amounts in this column have been computed based on the $30.69 closing price per share of our common stock on December 30, 2016, the final trading day of the year.

(4)
Represents the target number of shares of our common stock to be issued to each of Messrs. Lukes, Ostrower and Makinen under the non-discretionary portion of the long-term incentive plan award granted to such executive under his respective employment agreement, which stock will be issued, in whole or in part, on the four-year anniversary of such executive’s employment with the company based on the achievement of certain performance criteria. This award is described above in the section entitled “Long Term Incentive Performance Awards.”

2016 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
David Lukes	—	$—	49,100	$1,448,054
Matthew Ostrower	—	$—	18,352	$535,243
Michael Makinen	—	$—	11,270	$337,366
William Brown	—	$—	5,876	$174,547
Thomas Caputo	416,500	$4,500,539	39,370	$1,200,194
_____________________

(1)
Represents the number of shares of our common stock to which the exercise of the option related multiplied by the difference between the exercise price of the options and price at which the shares relating to the exercised option were sold on the date of exercise.

(2)	Represents the number of shares of our common stock that vested multiplied by the average of the high and low price of our common stock on the vesting date.
Director Compensation
Pursuant to our director compensation plan, non-employee directors receive 3,500 shares of common stock upon their initial election to the board of directors and 3,500 shares of common stock annually on January 1 of each year of their service, which shares vest, in both cases, half on December 31 of the year of the grant and the other half on December 31 of the following year. In addition, non-employee directors receive an annual cash fee in the amount of $55,000, payable each May following the annual meeting at which they were elected. Chairs of the audit, compensation and nominating and corporate governance committees receive an annual grant of shares of our common stock with a fair market value on the date of grant of $20,000, $20,000 and $10,000, respectively, following the annual meeting at which they are elected, which shares vest half on December 31 of the year of the grant and the other half on December 31 of the following year; and committee members receive an annual cash fee of $15,000, payable each May (other than members of the nominating and corporate governance committee and members of the executive committee, who receive an annual cash fee of $10,000 and $7,500, respectively). In addition, our lead director receives an additional 1,500 shares of common stock annually on January 1, which shares vest half on December 31 of the year of the grant and the other half on December 31 of the following year. In addition, each non-employee director receives a fee of $1,500 for each meeting attended in person or telephonically, plus reimbursement for reasonable expenses incurred in attending the meeting.
Mr. Lukes, who is also our chief executive officer, is not paid any director’s fees. In addition, Mr. Katzman, our chairman of the board, is paid pursuant to the terms of a chairman compensation agreement, which is described separately below under the section entitled “Potential Payments Upon Termination or Change of Control - Our Chairman’s Compensation Agreement,” and is not paid any of the director fees described above.
In order to further align the interests of our stockholders and directors, our board of directors has adopted stock ownership guidelines for our directors, which are described above under the section entitled “Other Compensation Policies - Stock Ownership Guidelines.”

The following table summarizes the compensation of our non-employee directors in 2016:

Name	Fees Earned or Paid in Cash	Stock Awards(1)		All Other Compensation		Total
Joseph Azrack	$78,500	$103,285		$—		$181,785
Cynthia Cohen	$110,000	$95,253		$—		$205,253
David Fischel	$—	$232,593	(2)	$—		$232,593
Neil Flanzraich	$92,000	$156,083		$—		$248,083
Jordan Heller	$97,000	$105,257		$—		$202,257
Chaim Katzman	$15,000	$—		$20,877	(3)	$35,877
Peter Linneman	$110,500	$115,261		$—		$225,761
Galia Maor	$107,000	$95,253		$—		$202,253
Dori Segal	$74,500	$95,253		$—		$169,753
_________________________

(1)
Represents the aggregate grant date fair values for stock awards granted during the year, which are computed in accordance with ASC 718, calculated using the average of the high and low trading price of our common stock on the grant date. The grant date fair value for each stock award granted to directors during 2016 is set forth in the second table below.

(2)
Upon Mr. Fischel’s resignation from our Board in January 2016, and in appreciation of his service to the company, the compensation committee accelerated the vesting of 5,250 unvested shares of our common stock previously awarded to Mr. Fischel. As the accelerated vesting of previously awarded shares constituted a modification of these awards pursuant to ASC 718, the amount in the “Stock Awards” column for Mr. Fischel also includes the full value of the 5,250 unvested shares of our common stock on the date on which they vested, calculated using the average of the high and low trading price of our common stock on such date. Accordingly, the amount in the “Stock Awards” column for Mr. Fischel includes (a) $95,253, which represents the grant date fair value of the 3,500 shares of restricted stock granted to him on January 1, 2016, (b) $91,560, which represents the fair value of the 3,500 shares of restricted stock granted to him on January 1, 2016 on the date on which the vesting of such shares was accelerated in late January 2016, and (c) $45,780, which represents the fair value of 1,750 shares of restricted stock granted to him on January 1, 2015 on the date on which the vesting of such shares was accelerated in late January 2016. As required by applicable SEC rules, this treatment results in the value of the shares of restricted stock granted to Mr. Fischel on January 1, 2016 being counted twice for purposes of this table.

(3)
Represents (i) reimbursement of $20,308 on account of lease and insurance payments relating to an automobile used by Mr. Katzman and (ii) $569 in net premiums paid by the Company on account of Mr. Katzman’s participation in the Company’s dental insurance plan.

The following table sets forth the aggregate number of shares of restricted stock and stock options held by each non-employee director as of December 31, 2016:

Name	Number of Shares of Restricted Stock	Number of Unvested Options	Number of Vested Options
Mr. Azrack	1,750	—	—
Ms. Cohen	1,750	—	—
Mr. Fischel	—	—	—
Mr. Flanzraich	2,839	—	—
Mr. Heller	1,919	—	—
Mr. Katzman	84,996	—	—
Dr. Linneman	2,089	—	—
Ms. Maor	1,750	—	—
Mr. Segal	1,750	—	—

The aggregate ASC 718 grant date fair value of each of the restricted stock awards granted in 2016 was as follows:

Name	Grant Date	Number of Shares of Restricted Stock Granted	Grant Date Fair Value
Mr. Azrack	5/13/2016	3,500	$103,285
Ms. Cohen	1/1/2016	3,500	$95,253
Mr. Fischel	1/1/2016	3,500	$95,253
Mr. Flanzraich	1/1/2016	5,000	$136,075
	5/13/2016	678	$20,008
Mr. Heller	1/1/2016	3,500	$95,253
	5/13/2016	339	$10,004
Mr. Katzman	—	—	$—
Dr. Linneman	1/1/2016	3,500	$95,253
	5/13/2016	678	$20,008
Ms. Maor	1/1/2016	3,500	$95,253
Mr. Segal	1/1/2016	3,500	$95,253

Potential Payments upon Termination or Change of Control
Agreements with our chairman and Messrs. Lukes, Ostrower, Makinen and Brown require us to make certain payments and provide certain benefits to them in the event of a termination of their agreement or employment, as applicable, following a change of control of our company. This section provides a discussion of those payments and benefits, along with certain other terms of those agreements that are in effect as of the date of this proxy statement. Mr. Caputo’s employment with the Company terminated on December 31, 2016 in accordance with the terms of his existing employment agreement and the consulting agreement which we entered into with him on August 17, 2016.
Certain terms of our merger agreement with Regency affect the treatment of various executive compensation matters summarized below. For information regarding the impact of our planned merger with Regency on our compensation arrangements and programs, please see “Principal Elements of Compensation and Total Direct Compensation - Effect of Regency Merger on Outstanding Equity Awards” above and our joint proxy statement/prospectus relating to the merger which we filed with the SEC on January 24, 2017.
Our Chairman’s Compensation Agreement. Chaim Katzman has served as our chairman of the board since we were founded in 1992. On June 2, 2014, we entered into a new chairman’s compensation agreement with Mr. Katzman which became effective on January 1, 2015. The term of this agreement ends December 31, 2017 and will automatically renew for successive one-year periods unless either party gives the other written notice of termination at least 90 days before its expiration.
In connection with the execution of this agreement, Mr. Katzman received 255,000 shares of restricted stock, of which 7,095 shares vested on January 31, 2015, and 7,083 vest on the last day of each calendar month beginning February 2015 and ending December 2017, subject in each case to the continued retention of Mr. Katzman under the chairman’s compensation agreement. We also granted to Mr. Katzman the right to register any or all securities (including stock options) of Equity One held by him at any time during the term when we propose to register any of our securities under the Securities Act of 1933, as amended. Mr. Katzman is also eligible to receive an annual bonus in an amount determined by the compensation committee in its sole discretion. We also agreed to provide Mr. Katzman with certain healthcare benefits and to pay or reimburse Mr. Katzman for lease and insurance payments and other costs relating to an automobile used by Mr. Katzman for the performance of his duties as our chairman. In February 2016, the agreement was amended to eliminate certain healthcare benefits granted to Mr. Katzman thereunder and to add a $15,000 annual cash retainer to be paid to Mr. Katzman by May 30 of each year.
If the chairman’s compensation agreement is terminated due to death or “disability” (as defined in the agreement) of Mr. Katzman, all unvested stock options and unvested shares of restricted stock granted to Mr. Katzman prior to the date of termination that would have vested during the 90-day period following his death or disability will fully vest as of the date of termination. If the agreement is terminated (a) by us “without cause,” or (b) by Mr. Katzman for “good reason” (as such terms are defined in the agreement), all unvested stock options and unvested shares of restricted stock granted to Mr. Katzman prior to the date of termination that would have vested at any time in the 365 days following the date of termination will fully vest as of the date of termination. If the agreement is terminated (a) by us “with cause,” or (b) by Mr. Katzman other than for “good reason” (as such terms are defined in the agreement), all unvested stock options and unvested shares of restricted stock granted to Mr. Katzman prior to the date of termination that would have vested in the calendar month when the date of termination occurs will fully vest as of the date of termination.
Under the chairman’s compensation agreement, we have the right to elect, within 20 days following the date of termination of the chairman’s compensation agreement, to redeem any shares of restricted stock that will vest specifically as a result of the termination of the chairman’s compensation agreement for an amount equal to the average closing price of our common stock on the principal stock exchange on which such common stock is then listed and traded during the ten trading days prior to the date of termination.
Employment Agreements with Named Executive Officers. We have executed employment agreements with Messrs. Lukes, Ostrower, Makinen and Brown. A description of those agreements is as follows:

Term:
Each of the agreements will expire on the following dates and are automatically renewable annually unless either party gives written notice of an intent not to renew.
•
Mr. Lukes. May 12, 2018
•
Mr. Ostrower. March 3, 2019
•
Mr. Makinen. July 15, 2018
•
Mr. Brown. February 9, 2018

Base Salary:
•
Mr. Lukes. $850,000
•
Mr. Ostrower. $500,000
•
Mr. Makinen. $500,000 beginning January 1, 2017 ($400,000 prior thereto)
•
Mr. Brown. $360,000
The base salaries for these executives can be increased annually at the discretion of the compensation committee.

Bonus:
Each executive is entitled to an annual bonus based upon the achievement of certain performance levels established by the compensation committee. It is anticipated that the performance levels will be set for each calendar year so that each executive can reasonably be expected to earn a bonus for such calendar year in an amount equal to the following:
•
Mr. Lukes. 100% of base salary
•
Mr. Ostrower. $400,000
•
Mr. Makinen. $400,000 beginning January 1, 2017 ($300,000 prior thereto)
•
Mr. Brown. $300,000 beginning January 1, 2017 ($258,333 for 2016)
Bonuses for Messrs. Lukes, Ostrower, Makinen and Brown are payable one-half in cash and one-half in shares of our restricted stock, which shares will vest in equal portions on the first, second and third year anniversaries of the grant date, subject to the executive then being employed by us. If we allow the executive’s employment agreement to expire (or in the case of Mr. Lukes, if Mr. Lukes elects for his employment agreement to expire), all unvested shares of restricted stock granted to him in respect of the foregoing annual bonuses will vest.

Incentive Compensation:
Upon the commencement of their employment, each of Messrs. Lukes, Ostrower and Makinen received a long-term incentive plan award (the “LTIP”) which entitles him to receive a certain number of shares of our common stock at the end of his four-year performance period subject to the achievement of the performance criteria described below. The target number of shares to be awarded to each executive and the end date of such executive’s four-year performance period is as follows:
•
Mr. Lukes. 156,300 shares subject to a performance period which ends on May 12, 2018.
•
Mr. Ostrower. 44,379 shares subject to a performance period which ends on March 3, 2019.
•
Mr. Makinen. 25,685 shares subject to a performance period which ends on July 15, 2018.
The actual number of shares to be issued to each executive at the conclusion of his performance period, if any, will be based on our performance during the applicable four-year performance period with respect to each of the following components, weighted 25% each: 1) absolute total shareholder return; 2) total shareholder return relative to a group of peer companies; and 3) growth in recurring FFO per share. The remaining 25% of the award will be discretionary based on the performance of each executive as solely determined by our compensation committee. For each of these four components, the executive can earn 0%, 50%, 100%, or 200% of the portion of the target award allocated to such component based on actual performance compared to specified targets (or based on the judgment of the compensation committee in the case of the discretionary component). For purposes of the relative shareholder return component, the group of peer companies consists of Acadia Realty Trust, Brixmor Property Group, Inc., DDR Corp., Federal Realty Investment Trust, Kimco Realty Corporation, Regency and Weingarten Realty Investors.
Also, upon the commencement of his employment (or upon the commencement of his amended and restated employment agreement, in the case of Messrs. Makinen and Brown), Messrs. Lukes, Caputo, Ostrower and Makinen received the following shares of restricted stock:
•
Mr. Lukes. 68,956 shares, of which (i) 22,986 shares vested on May 12, 2016, (ii) 22,985 shares vest on May 12, 2017 and (iii) 22,985 shares vest on May 12, 2018, in each case if Mr. Lukes is then employed by us (subject to the other terms and conditions of his employment agreement).
•
Mr. Ostrower. 22,189 shares, of which (i) 5,548 shares vested on March 3, 2016, (ii) 5,547 shares vest on March 3, 2017, (iii) 5,547 shares vest on March 3, 2018 and (iv) 5,547 shares vest on March 3, 2019, in each case if Mr. Ostrower is then employed by us (subject to the other terms and conditions of his employment agreement).
•
Mr. Makinen. 9,775 shares which vest on July 14, 2018 if Mr. Makinen is then employed by us (subject to the other terms and conditions of his employment agreement).
•
Mr. Brown. 12,316 shares which vest on June 6, 2020 if Mr. Brown is then employed by us (subject to the other terms and conditions of his employment agreement).
Also, upon the commencement of his employment, Mr. Lukes received (i) an option to purchase 200,000 shares of our common stock at an exercise price of $22.87 per share, which option vests ratably on the first, second, third and fourth anniversaries of the commencement of his employment so long as Mr. Lukes is employed by us on such vesting dates or such options otherwise vest pursuant to the terms of his employment agreement; and (ii) a signing bonus of $500,000.

Termination and Benefits:
Termination Upon Death or Disability. If an executive’s employment is terminated as a result of death or “disability” (as defined in the employment agreement), then we owe the executive a lump sum payment equal to (a) base salary and, subject to company policy, accrued vacation pay through the date of termination and (b) base salary from the date of termination through the earlier to occur of the 120th day following the date of termination or the end of the term of the agreement. In addition, subject to certain conditions, with respect to Messrs. Lukes, Ostrower and Makinen, medical, dental and life insurance benefits for such terminated executive (in the case of termination for disability), his spouse and dependents must be continued by us for the 90-day period following the date of termination, or, if earlier, the end of the term of the employment agreement.

For Messrs. Lukes, Ostrower, Makinen and Brown, in the event of termination upon death or disability, (a) any stock awarded as a portion of his bonus that would have vested during the 90 day period following the date of termination will fully vest; and (b) a pro rata portion of the restricted stock award granted to them under their current employment agreements will vest based on the percentage of the applicable vesting period that had elapsed prior to the termination less the number of shares that had previously vested. For Messrs. Lukes, Ostrower and Makinen, a pro rata percentage of the long term incentive plan award granted under their employment agreement will be paid based on the percentage of the term of the initial employment period that had elapsed prior to the termination and performance through the date of termination. In the case of Mr. Lukes, any portion of the stock options awarded under his employment agreement that would have vested during the 90 day period following the date of termination will vest.
Termination Without Cause or By Executive for Good Reason; Non-Renewal of Employment Agreement. If an executive’s employment is terminated (a) by us without “cause” (as defined in the employment agreement) or (b) by the executive for “good reason” (as defined in the employment agreement), or we elect not to renew the executive’s employment agreement at its expiration, the executive will receive the following (in addition to accrued base salary and, subject to company policy, vacation pay):

In the case of Messrs. Lukes, Ostrower and Makinen,
•
2.9 (or 2.0, in the case of Mr. Makinen) times the sum of (x) the executive’s average annual bonus, if any, for the three most recently completed calendar years plus (y) the executive’s then current base salary;
•
A pro rata portion of the executive’s annual bonus target for the calendar year in which the termination occurs;
•
the unvested portion of any restricted stock granted under the executive’s employment agreement or as part of a bonus, and, in the case of Mr. Lukes, the unvested portion of the initial stock option granted under his employment agreement, will vest; and
•
if the executive is terminated before the end of the LTIP’s four-year performance period, a pro rata percentage (determined based on the percentage of the performance period that had elapsed as of the date of termination plus one year) of the greater of (i) 50% of the target LTIP and (ii) the amount that would have been earned based on performance through the date of termination.

In the case of Mr. Brown,
•
2.0 times the sum of (x) the executive’s average annual bonus, if any, for the three most recently completed calendar years plus (y) the executive’s then current base salary;
•
A pro rata portion of the executive’s annual bonus target for the calendar year in which the termination occurs; and
•
the unvested portion of any restricted stock granted under the executive’s employment agreement or as part of a bonus will vest.

In addition, subject to certain conditions, medical, dental and life insurance benefits for each of Messrs. Lukes, Ostrower and Makinen, and his spouse and dependents must be continued by us for a period of up to 18 months following the date of termination.
Change of Control or Privatization. In the event of a Change of Control or Privatization Transaction (as defined in the employment agreements), all unvested shares of restricted stock granted to the executives (and, in the case of Mr. Lukes, all unvested stock options granted under his employment agreement) will vest immediately prior to the Change of Control or Privatization Transaction if: (i)immediately following the Change of Control or Privatization Transaction, the shares of our common stock outstanding immediately prior to such event will remain outstanding, but will not be listed on a nationally recognized stock exchange, or (ii) all of the shares of our common stock outstanding immediately prior to such event will be acquired, converted or exchanged for consideration that does not consist entirely of common equity securities that are listed on a nationally recognized stock exchange.

If the Change of Control or Privatization Transaction occurs prior to the end of the initial term of employment, for purposes of the LTIP granted to Messrs. Lukes, Ostrower and Makinen, (i) the performance period will be deemed to end as of the date of such event and (ii) performance will be measured based on the level of achievement of the LTIP components during such shortened period, but the number of shares of our common stock that such executive will be entitled to receive pursuant to the LTIP will be pro-rated based on the percentage of the initial term of employment that had elapsed prior to such event (or, if such executive’s employment is terminated without cause or by the executive for good reason within 12 months after such event, the percentage of the initial term of employment that would have elapsed on the first anniversary of such event).
Restrictive Covenants. Each of the executives has agreed to refrain from certain activities for one year following specified termination events under his employment agreement, including direct competition with us and the solicitation of our employees. Each of the employment agreements provides for customary protections of our confidential information and intellectual property.
Indemnification. We have also agreed to indemnify each executive for liabilities resulting from his employment by us under his employment agreement and have entered into a standard form of indemnification agreement with each executive.

Other Perquisites and Benefits:
During the term of Mr. Lukes’ employment agreement, we agreed to provide him, at our cost, with an automobile and driver for his business use. Subject to certain annual limits, we have also agreed to reimburse each of the executives for premiums paid by the executives for life, disability and other similar insurance policies.

Compensation Clawback:
Each employment agreement provides that the bonuses and other incentive-based or equity-based compensation received by the executive from us, and any profits realized by the executive from the sale of securities of the company, are subject to the forfeiture and clawback requirements in the Sarbanes-Oxley Act and other applicable laws, rules and regulations, and that any such repayment or forfeiture must be made within 30 days after notice thereof from us.

Consulting Agreement with Mr. Caputo. On August 17, 2016, we entered into a consulting agreement with Mr. Caputo pursuant to which he has agreed to provide consulting services on such matters as are directed by our chief executive officer, including acquisitions and other strategic opportunities. Under the terms of the consulting agreement, we will pay Mr. Caputo a fee of $30,000 per month during the term of January 1, 2017 to December 31, 2017 though either party may terminate the agreement prior to December 31, 2017 upon written notice. Absent a default on the part of Mr. Caputo, in the event we terminate the consulting agreement prior to December 31, 2017, we will pay Mr. Caputo an amount equal to the consulting fee that would have otherwise been payable through December 31, 2017.
Estimated Additional Compensation Triggered by Termination of Employment as if Terminated
on the Last Business Day of 2016
The table below sets forth additional compensation which would be owed to our named executive officers pursuant to the terms of their employment agreements in the event their employment had been terminated on December 31, 2016 under the circumstances cited in the table. Certain terms of our merger agreement with Regency affect the payment of compensation to our named executive officers upon completion of the merger. For example, pursuant to the terms of the merger agreement and consistent with the previously disclosed intent that Regency’s management team assume management of the combined company following closing, Messrs. Lukes, Ostrower and Makinen will be entitled to severance and accelerated vesting of equity awards upon closing of the merger (regardless of whether their employment is terminated on the closing date), and the settlement of their LTIP awards will not be pro rated based on the portion of the four-year performance period for which they were employed by us. Therefore, while the amounts set forth in the table below reflect our contractual obligations to our named executive officers pursuant to the terms of their employment agreements, these amounts differ from the amounts that would have been payable to our named executive officers in the event our merger with Regency had closed on December 31, 2016. For more information regarding the impact of our planned merger with Regency on our compensation arrangements and programs, including amounts payable to certain of our named executive officers in connection with the closing of the merger, please see our joint proxy statement/prospectus relating to the merger which we filed with the SEC on January 24, 2017.

Employee	Payment	Continued Medical Benefits(1)	Accelerated Vesting of Stock Options(2)	Accelerated Vesting of Restricted Stock(3)	Total Payments
David Lukes
Death or disability	$279,452	$4,586	$—	$5,095,379	$5,379,417
Without cause or with good reason	$6,824,969	$27,517	$782,000	$8,263,429	$15,897,915
Termination on change of control	$6,824,969	$27,517	$782,000	$8,263,429	$15,897,915
Privatization event without termination	$—	$—	$782,000	$6,765,440	$7,547,440
Matthew Ostrower
Death or disability	$164,384	$4,276	$—	$1,169,240	$1,337,900
Without cause or with good reason	$3,313,985	$25,654	$—	$2,248,612	$5,588,251
Termination on change of control	$3,313,985	$25,654	$—	$2,248,612	$5,588,251
Privatization event without termination	$—	$—	$—	$1,738,213	$1,738,213
Michael Makinen
Death or disability	$131,507	$4,586	$—	$744,599	$880,692
Without cause or with good reason	$1,841,250	$27,517	$—	$1,301,717	$3,170,484
Termination on change of control	$1,841,250	$27,517	$—	$1,301,717	$3,170,484
Privatization event without termination	$—	$—	$—	$1,055,550	$1,055,550
William Brown
Death or disability	$118,356	$—	$—	$78,715	$197,071
Without cause or with good reason	$1,385,416	$—	$—	$477,291	$1,862,707
Termination on change of control	$1,385,416	$—	$—	$477,291	$1,862,707
Privatization event without termination	$—	$—	$—	$477,291	$477,291
_________________________

(1)
Following a death or disability of the executive or termination of the executive’s employment by us without cause or by the executive with good reason, we have agreed to provide him, his spouse and his dependents medical, dental and life insurance benefits for 90 days in the case of death or disability or up to 18 months in the other cases. The amounts in this column represent the estimated COBRA equivalent premiums for the respective periods of required coverage.

(2)
Represents the value of the unvested options owned by the executive as of December 31, 2016 that would vest in the circumstances set forth in this schedule, calculated by multiplying the number of shares underlying such options by the difference between $30.69, the closing price of our common stock on December 30, 2016 (the final trading day of the year), and the exercise price of the options.

(3)
Represents the value of the unvested shares owned by the executive as of December 31, 2016 (including the value of the shares awarded to each of these executives in early 2017 with respect to the equity portion of their 2016 incentive bonus) that would vest in the circumstances set forth in this schedule, calculated by multiplying the number of such shares by $30.69, the closing price of our common stock on December 30, 2016, the final trading day of the year. Included in these amounts for Mr. Lukes under the headings Death or Disability, Without Cause or with Good Reason, Termination on Change of Control and Privatization Event are $3,960,436, $5,458,424, $5,458,424 and $3,960,436, respectively, on account of the long term incentive plan award authorized under his employment agreement based on performance during the performance period specified therein as of December 31, 2016 (which values assume that the committee had determined Mr. Lukes’ performance with respect to the discretionary element of the award to be at the target level through December 31, 2016). Included in these amounts for Mr. Ostrower under the headings Death or Disability, Without Cause or with Good Reason, Termination on Change of Control and Privatization Event are $936,897, $1,447,296, $1,447,296 and $936,897, respectively, on account of the long term incentive plan award authorized under his employment agreement based on performance during the performance period specified therein as of December 31, 2016 (which values assume that the committee had determined Mr. Ostrower’s performance with respect to the discretionary element of the award to be at the target level through December 31, 2016). Included in these amounts for Mr. Makinen under the headings Death or Disability, Without Cause or with Good Reason, Termination on Change of Control and Privatization Event are $607,661, $853,827, $853,827 and $607,661, respectively, on account of the long term incentive plan award authorized under his employment agreement based on performance during the performance period specified therein as of December 31, 2016 (which values assume that the committee had determined Mr. Makinen’s performance with respect to the discretionary element of the award to be at the target level through December 31, 2016).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of February 14, 2017, the number of shares of our common stock which were owned beneficially by:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each director and nominee for director;

•	each named executive officer currently employed by us; and

•	all of our current directors and executive officers as a group.
The number of shares beneficially owned by each individual or group is based upon information in documents filed by such person with the SEC, other publicly available information or information available to us. Percentage ownership in the following table is based on 145,190,543 shares of common stock outstanding as of February 14, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options that are presently exercisable or exercisable within 60 days of February 14, 2017 or which are scheduled to be issued within 60 days of February 14, 2017 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Equity One, Inc., 410 Park Avenue, Suite 1220, New York, New York 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares Owned
Chaim Katzman (1)	49,989,911	34.4%
Dori Segal (2)	49,681,487	34.2%
Erica Ottosson (3)	49,672,707	34.2%
Gazit-Globe, Ltd. (4)	49,632,507	34.2%
The Vanguard Group, Inc.(5) 100 Vanguard Blvd. Malvern, PA 19355	14,554,645	10.0%
BlackRock, Inc. (6) 55 East 52nd Street New York, NY 10055	9,580,237	6.6%
David Lukes (7)	215,740	*
Neil Flanzraich (8)	52,894	*
Peter Linneman (9)	52,195	*
Matthew Ostrower (10)	35,731	*
Cynthia Cohen (11)	29,962	*
Michael Makinen (12)	28,689	*
Galia Maor (11)	20,600	*
William Brown (13)	19,149	*
Jordan Heller (14)	15,184	*
Joseph Azrack (11)	7,000	*
All current executive officers and directors of Equity One as a group (13 persons)(15)	50,535,059	34.8%
_____________________________

*	Represents ownership of less than 1.0%

(1)
Pursuant to information contained in a Schedule 13D/A filed by or on behalf of the beneficial owner with the SEC on November 18, 2016. Includes (i) 49,632,507 shares of common stock beneficially owned by Gazit-Globe, Ltd. (NYSE: GZT), which Mr. Katzman may be deemed to control and (ii) 77,913 shares of unvested restricted stock owned by Mr. Katzman which he presently has the power to vote. Mr. Katzman reported sole voting power with respect to 357,404 shares, shared voting power with respect to 49,632,507 shares, sole dispositive power with respect to 258,242 shares and shared dispositive power as to 49,632,507 shares. Mr. Katzman does not pledge any shares directly owned by him or his family. Gazit-Globe, Ltd. and its subsidiaries have pledged 24,228,530 shares to secure corporate indebtedness owed by them (see footnote (4)), which shares are included in Mr. Katzman’s beneficial ownership.

(2)
Pursuant to information contained in a Schedule 13D/A filed by or on behalf of the beneficial owner with the SEC on November 18, 2016. Includes (i) 49,632,507 shares of common stock beneficially owned by Gazit-Globe, Ltd., which Mr. Segal and Mr. Segal’s spouse, Erica Ottosson, may be deemed to beneficially own as the result of a shareholders agreement entered into among Mr. Katzman, Mr. Segal and Ms. Ottosson regarding their holdings in Norstar Holdings Inc., the parent of Gazit-Globe, Ltd., (ii) 40,200 shares of common stock held jointly with Ms. Ottosson and (iii) 5,250 shares of unvested restricted stock which Mr. Segal presently has the power to vote. Mr. Segal does not pledge any shares directly owned by him or his family. Gazit-Globe, Ltd. and its subsidiaries have pledged 24,228,530 shares to secure corporate indebtedness owed by them (see footnote (4)), which shares are included in Mr. Segal’s beneficial ownership.

(3)
Pursuant to information contained in a Schedule 13D/A filed by or on behalf of the beneficial owner with the SEC on November 18, 2016. Includes (i) 49,632,507 shares of common stock beneficially owned by Gazit-Globe, Ltd., which Ms. Ottosson and Mr. Segal may be deemed to beneficially own as the result of a shareholders agreement entered into among Mr. Katzman, Mr. Segal and Ms. Ottosson regarding their holdings in Norstar Holdings Inc., the parent of Gazit-Globe, Ltd. and (ii) 40,200 shares of common stock held jointly with Mr. Segal. Ms. Ottosson does not pledge any shares directly owned by her or her family. Gazit-Globe, Ltd. and its subsidiaries have pledged 24,228,530 shares to secure corporate indebtedness owed by them (see footnote (4)), which shares are included in Ms. Ottosson’s beneficial ownership.

(4)
Pursuant to information contained in a Schedule 13D/A filed by or on behalf of the beneficial owner with the SEC on November 18, 2016. Consists of the following shares beneficially owned by the following wholly-owned subsidiaries of Gazit-Globe, Ltd. Where indicated, these subsidiaries have pledged certain of these shares to secure corporate indebtedness owed by them.

Subsidiary	Number of Shares Beneficially Owned	Number of Shares Pledged
MGN (USA) Inc.	241,754	—
MGN (USA) 2016, LLC	5,406,380	5,406,380
Gazit First Generation LLC	10,812,312	6,000,000
MGN America LLC	6,069,847	—
MGN America 2016 LLC	12,822,150	12,822,150
Silver Maple 2001 Inc.	8,893,208	—
Ficus Inc.	5,386,856	—
Total	49,632,507	24,228,530

(5)
Pursuant to information contained in a Schedule 13G/A filed by or on behalf of the beneficial owner with the SEC on February 10, 2017. The Vanguard Group, Inc. reported sole voting power with respect to 180,043 shares, shared voting power with respect to 112,872 shares, sole dispositive power with respect to 14,390,881 shares and shared dispositive power as to 163,764 shares.

(6)
Pursuant to information contained in a Schedule 13G/A filed by or on behalf of the beneficial owner with the SEC on January 24, 2017. BlackRock, Inc. reported sole voting power with respect to 9,139,676 shares and sole dispositive power with respect to 9,580,237 shares.

(7)
Includes (i) 100,000 shares of common stock issuable to Mr. Lukes upon the exercise of options which are currently exercisable and (ii) 76,976 shares of unvested restricted stock which Mr. Lukes presently has the power to vote.

(8)	Includes 7,839 shares of unvested restricted stock which Mr. Flanzraich presently has the power to vote.

(9)	Includes 5,589 shares of unvested restricted stock which Dr. Linneman presently has the power to vote.

(10)	Includes 23,167 shares of unvested restricted stock which Mr. Ostrower presently has the power to vote.

(11)	Includes 5,250 shares of unvested restricted stock which the director presently has the power to vote.

(12)	Includes 19,907 shares of unvested restricted stock which Mr. Makinen presently has the power to vote.

(13)	Includes 14,748 shares of unvested restricted stock which Mr. Brown presently has the power to vote.

(14)	Includes 5,419 shares of unvested restricted stock which Mr. Heller presently has the power to vote.

(15)
See footnotes (1) through (14). Also includes 19,024 shares of common stock held by unlisted executive officers (including 6,595 shares of unvested restricted stock where the applicable executive officer has the right to vote).

As shown above, as of February 14, 2017, we were informed that Gazit and related entities under its control had pledged 24,228,530 shares of our common stock that they own to secure loans made to them by commercial banks (as compared to 28,297,246 shares pledged by Gazit and its related entities as of March 7, 2016; 37,880,906 shares pledged by Gazit and its related entities as of March 3, 2015; and 51,285,971 shares pledged by Gazit and its related entities as of March 5, 2014). Two members of our board, Messrs. Katzman and Segal, also serve on the board of directors of Gazit and are deemed to have beneficial ownership of the shares of our common stock owned by Gazit. Although our board has adopted policies prohibiting directors from pledging shares they individually own in our company, our board does not have the authority to prohibit other third party stockholders, including Gazit and other institutional investors, from pledging their shares.
If Gazit or its affiliates were to default on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	the stockholder’s failure to comply with the financial ratios and other covenants set forth in the applicable pledge agreement and loan documents;

•
if the value of the pledged shares ceases to exceed the principal amount of indebtedness outstanding under the credit facilities by a specified margin as a result of the decline of our stock price or otherwise;

•	the occurrence of a default with respect to other indebtedness owed by the stockholder that would entitle any of the stockholder’s other creditors to accelerate payment of such indebtedness; and

•	if the stockholder ceases to pay its debts or manage its affairs or reaches a compromise or arrangement with its creditors.

In addition, because so many shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our company, even when such a change may not be in the best interests of our stockholders.
For a discussion of our policy on the pledge of our stock by directors and executive officers, see “Compensation Discussion and Analysis - Other Compensation Policies” in Item 11 of this annual report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners have been complied with during the fiscal year ended December 31, 2016.
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2016:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	200,000	$22.87	7,001,542
______________________________________________
(1) Includes 1.4 million shares which remain unissued and available for future issuance under our existing ESPP. As of November 14, 2016, in connection with the Merger Agreement, we have agreed not to issue any additional securities under our equity compensation plans, except as permitted by the Merger Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

While not a formal written policy, in the past, either our full board or one of its committees has reviewed and approved or ratified any related party transactions. These transactions include:

•	transactions that must be disclosed in proxy statements under SEC rules; and

•
transactions that potentially could cause a non-employee director to cease to qualify as an independent director under NYSE listing requirements or the ratings criteria of various stockholder or other institutional organizations.

Transactions that are deemed immaterial under applicable disclosure requirements are generally deemed pre-approved.
Criteria for board or committee approval or ratification of a related party transaction include, in addition to factors that the board or committee, as applicable, otherwise deems appropriate under the circumstances:

•	whether the transaction is on terms no less favorable than terms generally available from an unaffiliated third party; and

•
in the case of a non-employee director, whether the transaction would disqualify the director from (1) being deemed independent under NYSE listing requirements or (2) from serving on the audit committee, compensation committee or nominating and corporate governance committee under NYSE and other regulatory requirements.

The foregoing policies and procedures have been followed in connection with the review and approval or ratification of all of the transactions noted below.
Agreement Regarding IFRS Financial Reporting
We are party to a clarification and protocol agreement with Gazit dated November 30, 2015 which amends and restates certain prior agreements between Gazit and us. Pursuant to this agreement, we have agreed to separately prepare our financial statements in accordance with International Financial Reporting Standards, or IFRS, and furnish such financial statements to Gazit and its affiliates for purposes of allowing it to consolidate our financial results with those of Gazit as required by Israeli generally accepted accounting principles and the Tel-Aviv Stock Exchange, on which the shares of capital stock of Gazit are currently traded. This agreement also requires Gazit to reimburse us for internal and third-party expenses incurred by us in connection with the reconciliation of our financial statements to IFRS and, subject to certain limitations, to indemnify us in the event we incur any claims or losses in connection with the reconciliations. During 2016, we incurred approximately $974,000 of expenses that were reimbursable by Gazit. The balance due from Gazit at December 31, 2016 was approximately $254,000.
Lease Agreements
We are party to a 2012 lease agreement with an affiliate of Gazit with respect to its lease of 8,540 square feet of office space at one of our shopping centers located in North Miami Beach, Florida. The lease was negotiated at arm’s length and reflected market conditions at the time the lease was signed. In addition to reimbursement of allocable real estate taxes, insurance and common area maintenance costs, the original lease provided for aggregate base rent of $88,176 (or $14,696 per month) from October 31, 2015 to April 30, 2016. The original lease term expired on April 30, 2016 and the Gazit affiliate has paid base rent of $14,696 per month (in addition to reimbursement of allocable real estate taxes, insurance and common area maintenance costs) since that time. During 2016, income from the Gazit affiliate with respect to this lease totaled approximately $258,000, which amount includes reimbursement of allocable real estate taxes, insurance and common area maintenance costs.
In June 2016, we entered into an assignment agreement with an affiliate of Gazit, whereby we assumed the Gazit affiliate’s lease with a third party landlord commencing September 1, 2016. The leased premises consists of office space located in the same building in New York City where we maintain our corporate headquarters. In addition to reimbursement of allocable real estate taxes and operating expenses, the assumed lease provides for aggregate annual base rent of $239,285 through November 30, 2017 and $253,309 each year thereafter, and expires on June 30, 2021. Concurrently with the lease assignment, we entered into a license agreement with an affiliate of Gazit whereby the Gazit affiliate has the right to use a designated portion of the office space subject to certain limitations. As part of the license agreement, the Gazit affiliate reimburses us for its pro-rata portion of the costs due to the landlord of the office space, which totaled approximately $20,000 for the year ended December 31, 2016.
Corporate Use of Personal Aircraft
Our board has adopted a written policy pursuant to which our chairman, directors and executive officers are entitled to reimbursement of expenses incurred in connection with travel for company business on chartered aircraft and privately owned or leased aircraft. Pursuant to this policy, in 2016 we paid an affiliate of Gazit approximately $375,000 on account of flights taken by Mr. Katzman, the chairman of our board, on a plane leased by the Gazit affiliate. Reimbursement is made at the full cost associated with such travel, including a proportionate amount of any fixed costs, as determined by the Gazit affiliate.
At-The-Market Program Purchase Option
In August 2016, we initiated a new “continuous equity” offering program under which we may sell up to 8.5 million shares of our common stock from time to time in “at-the-market” offerings. The August 2016 program replaces our prior continuous equity offering program adopted in November 2015. As part of the new program, we entered into a common stock purchase agreement with a subsidiary of Gazit pursuant to which the subsidiary was given the option to purchase up to 20% of the number of shares of common stock sold by us under the program during each calendar quarter (excluding shares sold pursuant to any forward sale agreements), up to an aggregate of 1.4 million shares. In order to exercise this option for a particular quarter, the purchaser must make an irrevocable election at least 15 days in advance of the quarter that specifies the number of shares it will purchase as a percentage of the number of shares of common stock sold by us during the quarter. The purchaser may also specify that, notwithstanding the foregoing, the number of shares of common stock that it will purchase will not exceed either a specified dollar amount per quarter or a specified dollar amount in the aggregate. The number of shares to be purchased, and the per share purchase price, will then be determined based on the total number of shares of common stock sold during such quarter and the volume weighted average gross purchase price per share for such shares. As of December 31, 2016, the Gazit subsidiary had not elected to purchase any shares of common stock in connection with its option to purchase under the program.
Agreements with Chairman and Executive Officers
We have entered into employment agreements with the chairman of our board of directors and with each of our executive officers and have entered into a consulting agreement with our former President. These agreements are described in greater detail under the caption “Potential Payments Upon Termination or Change of Control - Employment Agreements with Named Executive Officers” in Item 11 of this annual report.
Director Independence
Under the corporate governance standards of the NYSE, at least a majority of our directors and all of the members of our audit committee, compensation committee and nominating and corporate governance committee must meet the test of “independence” as defined by the NYSE. The NYSE standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that each of Messrs. Azrack, Flanzraich, Heller and Linneman and Misses Cohen and Maor currently satisfy the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board. In making this determination, the board of directors considered all transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates, including that Dr. Linneman currently serves as a director of Atrium European Real Estate Ltd., an affiliate of Gazit. Mr. Katzman is the chairman of Atrium European Real Estate Ltd. and Gazit. Dr. Linneman is also the founder and chief executive officer of the American Land Fund, a private real estate equity fund, in which Gazit is a 3% minority investor.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding fees billed by Ernst & Young LLP to us during or in connection with the years ended December 31, 2015 and 2016 for services provided:

	2015	2016
Audit fees	$1,167,670	$1,257,418
Audit-related fees	$—	$236,614
Tax fees	$—	$178,386
All other fees	$—	$—
All audit and non-audit services were pre-approved by the audit committee, either pursuant to the audit committee’s pre-approval policy described below or through a separate pre-approval by the audit committee, which concluded that the provision of such services by the independent auditors was compatible with the maintenance of that firm’s independence from us.
Since 2012, we have engaged our independent registered certified public accounting firm to review certain reconciliations of our GAAP-based annual and interim consolidated financial statements to financial statements prepared in accordance with International Financial Reporting Standards (IFRS), which statements are consolidated by our principal stockholder, Gazit, in its own financial reporting. In 2015 and 2016, these fees totaled $262,870 and $251,953, respectively, but are excluded from the fees cited in the table above because they are reimbursed by Gazit.
Audit Fees
Audit fees for 2015 and 2016 were incurred for professional services in connection with the audit of our consolidated financial statements and internal control over financial reporting for the years ended December 31, 2015 and 2016, reviews of our interim consolidated financial statements which are included in each of our quarterly reports on Form 10-Q for the years ended December 31, 2015 and 2016, preparation of “comfort letters” for the issuance and sale of our securities, statutory audits of a partially-owned subsidiary and certain accounting consultations.
Audit-Related Fees
We did not incur any audit-related fees in 2015. In 2016, we engaged our independent registered certified public accounting firm with respect to due diligence services in connection with our proposed merger with Regency.
Tax Fees
We did not incur any fees for tax-related services in 2015. In 2016, we engaged our independent registered certified public accounting firm with respect to tax consulting services in connection with our proposed merger with Regency.
All Other Fees
In 2015 and 2016, we incurred no other fees.
Pre-Approval Policies and Procedures
The audit committee’s policy is to review and pre-approve any engagement of our independent registered certified public accounting firm to provide any audit or permissible non-audit service to us. The audit committee has adopted an audit and non-audit services pre-approval policy, which is reviewed and reassessed by the audit committee annually. This policy includes a list of specific services within certain categories of services, including audit, audit-related, tax and other services, which will be specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the list of pre-approved services must be separately approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of November 14, 2016, between Regency Centers Corporation and the Company (Exhibit 2.1) (38)

3.1	Composite Charter of the Company (Exhibit 3.1) (1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (4)

4.2	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (4)

4.3	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (5)

4.4	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.5	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

EXHIBIT NO.	DESCRIPTION
4.6	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.7	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (10)

4.8	Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (9)

4.9	Note Purchase Agreement, dated as of April 20, 2016, between the Company and the investors named therein (Exhibit 4.1) (32)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (26)

10.2	Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.1) (21)*

10.3	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (12)*

10.4	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (12)*

10.5	First Amendment to 2000 Executive Incentive Compensation Plan (Exhibit 99.1) (13)*

10.6	2004 Employee Stock Purchase Plan (Annex B) (11)*

10.7
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended (Exhibit 10.6, Amendment No. 3) (14)

10.8	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (15)

10.9	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (18)

10.10	Equity One, Inc. Non-Qualified Deferred Compensation Plan (Exhibit 10.1) (20)*

10.11	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (23)

10.12	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (23)

10.13	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (24)

10.14	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (24)

10.15	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (27)

10.16	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (27)

10.17	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (27)

EXHIBIT NO.	DESCRIPTION
10.18
Chairman Compensation Agreement, dated as of June 2, 2014 and, except as otherwise specifically provided therein, effective as of January 1, 2015, by and between the Company and Chaim Katzman (Exhibit 10.2) (28)*

10.19	Employment Agreement, dated April 2, 2014 and effective May 12, 2014, by and between the Company and David Lukes (Exhibit 10.1) (29)*

10.20	Employment Agreement, dated June 25, 2014 and effective January 1, 2015, by and between the Company and Thomas Caputo (Exhibit 10.2) (30)*

10.21	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (22)

10.22	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (22)

10.23	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (25)

10.24	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (25)

10.25
Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (Exhibit 10.2) (19)

10.26	Employment Agreement, dated as of January 26, 2015, by and between the Company and Matthew Ostrower (Exhibit 10.1) (31)*

10.27
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

10.28	Amendment to Chairman Compensation Agreement dated as of February 17, 2016 by and between the Company and Chaim Katzman (Exhibit 10.1) (1)*

10.29	Common Stock Purchase Agreement, dated as of August 9, 2016, between the Company and MGN America, LLC (Exhibit 10.1) (35)

10.30	Registration Rights Agreement, dated as of August 9, 2016, between the Company and MGN America, LLC (Exhibit 10.2) (35)

10.31	Consulting Agreement, dated as of August 17, 2016, by and between the Company and Thomas Caputo (Exhibit 10.1) (36)*

10.32	Amended and Restated Employment Agreement, dated August 17, 2016, by and between the Company and Michael Makinen (Exhibit 10.2) (36)*

10.33
Fifth Amended and Restated Credit Agreement, dated as of September 16, 2016, by and among the Company, each of the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, PNC Capital Markets LLC, U.S. Bank National Association and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Book Runners, and U.S. Bank National Association, SunTrust Bank, Branch Banking and Trust Company and TD Bank, N.A., as Co-Documentation Agents (Exhibit 10.1) (37)

EXHIBIT NO.	DESCRIPTION
10.34
First Modification to Loan Agreement, dated as of September 16, 2016, to that certain Amended and Restated Loan Agreement, dated as of December 10, 2014, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners (Exhibit 10.2) (37)

10.35
First Modification to Loan Agreement, dated as of September 16, 2016, to that certain Loan Agreement, dated as of December 2, 2015, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Syndication Agents, and PNC Capital Markets LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners and TD Bank, N.A., as Documentation Agent (Exhibit 10.3) (37)

10.36	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and David Lukes (Exhibit 10.1)*

10.37	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and Michael Makinen (Exhibit 10.2)*

10.38	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and Matthew Ostrower (Exhibit 10.3)*

10.39	Amended and Restated Employment Agreement, dated June 6, 2016, by and between the Company and William Brown (Exhibit 10.4)*

10.40	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and William Brown (Exhibit 10.5)*

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our annual report on Form 10-K filed on February 26, 2016, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 17, 2014, and incorporated by reference herein.

(3)	Reserved.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 25, 2012, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(11)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 9, 2014, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2014, and incorporated by reference herein.

(14)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(15)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001, and incorporated by reference herein.

(16)	Reserved.

(17)	Reserved.

(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2014, and incorporated by reference herein.

(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 29, 2012, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2014, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2014, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2014, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2015, and incorporated by reference herein.

(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2016 and incorporated by reference herein.

(33)	Reserved.

(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2015, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2016, and incorporated by reference herein).

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2016, and incorporated by reference herein).

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2016, and incorporated by reference herein).

(38)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 15, 2016, and incorporated by reference herein).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017	EQUITY ONE, INC.

		By:	/s/ DAVID LUKES
David Lukes
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID LUKES	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2017
David Lukes

/s/ MATTHEW OSTROWER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Matthew Ostrower

/s/ ANGELA VALDES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Angela Valdes

/s/ CHAIM KATZMAN	Chairman of the Board	February 28, 2017
Chaim Katzman

/s/ JOSEPH AZRACK	Director	February 28, 2017
Joseph Azrack

/s/ CYNTHIA COHEN	Director	February 28, 2017
Cynthia Cohen

/s/ NEIL FLANZRAICH	Director	February 28, 2017
Neil Flanzraich

/s/ JORDAN HELLER	Director	February 28, 2017
Jordan Heller

/s/ PETER LINNEMAN	Director	February 28, 2017
Peter Linneman

/s/ GALIA MAOR	Director	February 28, 2017
Galia Maor

/s/ DORI J. SEGAL	Director	February 28, 2017
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2016. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Equity One, Inc. and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

New York, New York
February 28, 2017

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(In thousands, except share par value amounts)

	December 31, 2016	December 31, 2015
ASSETS
Properties:
Income producing	$3,509,492	$3,337,531
Less: accumulated depreciation	(493,162)	(438,992)
Income producing properties, net	3,016,330	2,898,539
Construction in progress and land	141,829	167,478
Properties held for sale	32,630	2,419
Properties, net	3,190,789	3,068,436
Cash and cash equivalents	16,650	21,353
Restricted cash	250	250
Accounts and other receivables, net	11,699	11,808
Investments in and advances to unconsolidated joint ventures	61,796	64,600
Goodwill	5,719	5,838
Other assets	207,701	203,618
TOTAL ASSETS	$3,494,604	$3,375,903

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage loans	$255,646	$282,029
Senior notes	500,000	518,401
Term loans	550,000	475,000
Revolving credit facility	118,000	96,000
	1,423,646	1,371,430
Unamortized deferred financing costs and premium/discount on notes payable, net	(8,008)	(4,708)
Total notes payable	1,415,638	1,366,722
Other liabilities:
Accounts payable and accrued expenses	51,547	46,602
Tenant security deposits	9,876	9,449
Deferred tax liability	14,041	13,276
Other liabilities	163,215	169,703
Total liabilities	1,654,317	1,605,752
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 250,000 shares authorized and 144,861 and 129,106 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,449	1,291
Additional paid-in capital	2,304,395	1,972,369
Distributions in excess of earnings	(461,344)	(407,676)
Accumulated other comprehensive loss	(4,213)	(1,978)
Total stockholders’ equity of Equity One, Inc.	1,840,287	1,564,006
Noncontrolling interests	—	206,145
Total equity	1,840,287	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,494,604	$3,375,903

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
REVENUE:
Minimum rent	$287,487	$272,204	$268,257
Expense recoveries	81,585	80,737	77,640
Percentage rent	5,126	5,335	5,107
Management and leasing services	1,140	1,877	2,181
Total revenue	375,338	360,153	353,185
COSTS AND EXPENSES:
Property operating	51,705	51,373	49,332
Real estate taxes	43,041	42,167	40,161
Depreciation and amortization	102,252	92,997	101,345
General and administrative	39,426	36,277	41,174
Total costs and expenses	236,424	222,814	232,012
INCOME BEFORE OTHER INCOME AND EXPENSE, INCOME TAXES AND DISCONTINUED OPERATIONS	138,914	137,339	121,173
OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures	2,711	6,493	10,990
Other income	909	6,200	3,819
Interest expense	(48,603)	(55,322)	(66,427)
Gain on sale of operating properties	3,670	3,952	14,029
Loss on extinguishment of debt	(14,650)	(7,298)	(2,750)
Impairment losses	(3,121)	(16,753)	(21,850)
Merger expenses	(5,505)	—	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	74,325	74,611	58,984
Income tax (provision) benefit of taxable REIT subsidiaries	(1,485)	856	(850)
INCOME FROM CONTINUING OPERATIONS	72,840	75,467	58,134
DISCONTINUED OPERATIONS:
Operations of income producing properties	—	—	(238)
Gain on disposal of income producing properties	—	—	3,222
Income tax provision of taxable REIT subsidiaries	—	—	(27)
INCOME FROM DISCONTINUED OPERATIONS	—	—	2,957
NET INCOME	72,840	75,467	61,091
Net income attributable to noncontrolling interests – continuing operations	—	(10,014)	(12,206)
Net loss attributable to noncontrolling interests – discontinued operations	—	—	12
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$72,840	$65,453	$48,897

EARNINGS PER COMMON SHARE – BASIC:
Continuing operations	$0.51	$0.51	$0.37
Discontinued operations	—	—	0.02
	$0.51	$0.51	$0.39
Number of Shares Used in Computing Basic Earnings per Share	142,492	127,957	119,403
EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.51	$0.51	$0.37
Discontinued operations	—	—	0.02
	$0.51	$0.51	$0.39
Number of Shares Used in Computing Diluted Earnings per Share	143,167	128,160	119,725
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.88	$0.88

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
NET INCOME	$72,840	$75,467	$61,091
OTHER COMPREHENSIVE (LOSS) INCOME:
Effective portion of change in fair value of interest rate swaps (1)	(5,417)	(4,379)	(7,086)
Reclassification of net losses on interest rate swaps into interest expense	2,666	3,424	3,480
Reclassification of deferred losses on settled interest rate swaps into interest expense	516	(24)	63
Other comprehensive loss	(2,235)	(979)	(3,543)
COMPREHENSIVE INCOME	70,605	74,488	57,548
Comprehensive income attributable to noncontrolling interests	—	(10,014)	(12,194)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$70,605	$64,474	$45,354
(1) Includes our share of our unconsolidated joint ventures’ net unrealized losses of $37, $250 and $545 for the years ended December 31, 2016, 2015 and 2014, respectively.
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity of Equity One, Inc.	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2014	117,647	$1,176	$1,693,873	$(302,410)	$2,544	$1,395,183	$207,743	$1,602,926
Issuance of common stock	6,699	67	145,380	—	—	145,447	—	145,447
Repurchase of common stock	(65)	—	(1,752)	—	—	(1,752)	—	(1,752)
Stock issuance costs	—	—	(591)	—	—	(591)	—	(591)
Share-based compensation costs	—	—	7,498	—	—	7,498	—	7,498
Restricted stock reclassified from liability to equity	—	—	117	—	—	117	—	117
Net income	—	—	—	48,897	—	48,897	12,194	61,091
Dividends declared on common stock	—	—	—	(106,659)	—	(106,659)	—	(106,659)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,962)	(11,962)
Purchase of noncontrolling interest	—	—	(1,177)	—	—	(1,177)	(786)	(1,963)
Other comprehensive loss	—	—	—	—	(3,543)	(3,543)	—	(3,543)
BALANCE AT DECEMBER 31, 2014	124,281	1,243	1,843,348	(360,172)	(999)	1,483,420	207,189	1,690,609
Issuance of common stock	4,837	48	124,867	—	—	124,915	—	124,915
Repurchase of common stock	(12)	—	(320)	—	—	(320)	—	(320)
Stock issuance costs	—	—	(624)	—	—	(624)	—	(624)
Share-based compensation costs	—	—	5,158	—	—	5,158	—	5,158
Restricted stock reclassified from liability to equity	—	—	108	—	—	108	—	108
Net income	—	—	—	65,453	—	65,453	10,014	75,467
Dividends declared on common stock	—	—	—	(112,957)	—	(112,957)	—	(112,957)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,010)	(10,010)
Purchase of noncontrolling interest	—	—	(168)	—	—	(168)	(1,048)	(1,216)
Other comprehensive loss	—	—	—	—	(979)	(979)	—	(979)
BALANCE AT DECEMBER 31, 2015	129,106	1,291	1,972,369	(407,676)	(1,978)	1,564,006	206,145	1,770,151
Issuance of common stock	4,461	45	122,000	—	—	122,045	—	122,045
Repurchase of common stock	(64)	(1)	(1,911)	—	—	(1,912)	—	(1,912)
Stock issuance costs	—	—	(1,940)	—	—	(1,940)	—	(1,940)
Share-based compensation costs	—	—	6,917	—	—	6,917	—	6,917
Restricted stock reclassified from liability to equity	—	—	929	—	—	929	—	929
Net income	—	—	—	72,840	—	72,840	—	72,840
Dividends declared on common stock	—	—	—	(126,508)	—	(126,508)	—	(126,508)
Redemption of noncontrolling interests	11,358	114	206,031	—	—	206,145	(206,145)	—
Other comprehensive loss	—	—	—	—	(2,235)	(2,235)	—	(2,235)
BALANCE AT DECEMBER 31, 2016	144,861	$1,449	$2,304,395	$(461,344)	$(4,213)	$1,840,287	$—	$1,840,287
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015 and 2014 (In thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$72,840	$75,467	$61,091
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent	(4,840)	(4,612)	(3,788)
Accretion of below-market lease intangibles, net	(13,439)	(13,793)	(19,650)
Amortization of lease incentive	1,264	1,034	780
Amortization of below-market ground lease intangibles	733	601	601
Equity in income of unconsolidated joint ventures	(2,711)	(6,493)	(10,990)
Remeasurement gain on equity interests in joint ventures	—	(5,498)	(2,807)
Deferred income tax provision (benefit)	939	(856)	877
Increase (decrease) in allowance for losses on accounts receivable	1,787	2,521	(27)
Amortization of deferred financing costs and premium / discount on notes payable, net	2,106	1,051	(4)
Depreciation and amortization	106,017	95,514	103,240
Share-based compensation expense	6,163	5,260	7,267
Amortization of deferred losses on settled interest rate swaps	295	78	63
Gain on sale of operating properties	(3,670)	(3,952)	(17,251)
Loss on extinguishment of debt	14,650	7,298	2,750
Operating distributions from joint ventures	2,975	3,427	3,121
Impairment losses	3,121	16,753	21,850
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(1,584)	(2,097)	1,169
Other assets	2,045	(660)	(71)
Accounts payable and accrued expenses	(2,698)	(6,895)	(4,013)
Tenant security deposits	427	765	(244)
Other liabilities	1,216	(148)	131
Net cash provided by operating activities	187,636	164,765	144,095
INVESTING ACTIVITIES:
Acquisition of income producing properties	(129,560)	(98,300)	(93,447)
Additions to income producing properties	(15,743)	(20,992)	(19,376)
Acquisition of land	—	(1,350)	—
Additions to construction in progress	(85,723)	(63,600)	(77,095)
Deposits for the acquisition of income producing properties	—	(10)	(50)
Proceeds from sale of operating properties	19,568	5,805	145,470
Decrease in cash held in escrow	—	—	10,662
Increase in deferred leasing costs and lease intangibles	(6,900)	(6,838)	(7,440)
Investment in joint ventures	(344)	(23,939)	(9,028)
Advances to joint ventures	—	—	(154)
Distributions from joint ventures	2,241	15,666	16,394
Repayment of loans receivable	—	—	60,526
Collection of development costs tax credit	—	14,258	—
Net cash (used in) provided by investing activities	(216,461)	(179,300)	26,462

EQUITY ONE, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the years ended December 31, 2016, 2015 and 2014 (In thousands)

	2016	2015	2014
FINANCING ACTIVITIES:
Repayments of mortgage loans	(60,934)	(51,064)	(132,564)
Purchase of marketable securities for defeasance of mortgage loan	(66,447)	—	—
Borrowings under mortgage loans	98,537	—	—
Deposit for mortgage loan	1,898	(1,898)	—
Net borrowings (repayments) under revolving credit facility	22,000	59,000	(54,000)
Borrowings under senior notes	200,000	—	—
Repayment of senior notes	(230,425)	(220,155)	—
Borrowings under term loan, net	75,000	222,916	—
Payment of deferred financing costs	(7,192)	(168)	(3,638)
Proceeds from issuance of common stock	122,045	124,915	145,447
Repurchase of common stock	(1,912)	(320)	(1,752)
Stock issuance costs	(1,940)	(624)	(591)
Dividends paid to stockholders	(126,508)	(112,957)	(106,659)
Purchase of noncontrolling interests	—	(1,216)	(2,952)
Distributions to noncontrolling interests	—	(10,010)	(11,962)
Net cash provided by (used in) financing activities	24,122	8,419	(168,671)

Net (decrease) increase in cash and cash equivalents	(4,703)	(6,116)	1,886
Cash and cash equivalents at beginning of the year	21,353	27,469	25,583
Cash and cash equivalents at end of the year	$16,650	$21,353	$27,469

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $2,515, $4,755 and $4,969 in 2016, 2015 and 2014, respectively)	$48,989	$57,256	$67,409

We acquired upon acquisition of certain income producing properties and land:
Income producing properties and land	$131,198	$180,285	$115,567
Intangible and other assets	13,389	9,629	7,362
Intangible and other liabilities	(15,027)	(18,264)	(12,194)
Net assets acquired	129,560	171,650	110,735
Assumption of mortgage loans	—	(27,750)	(11,353)
Transfer of existing equity interests in joint ventures	—	(44,250)	(5,935)
Cash paid for income producing properties and land	$129,560	$99,650	$93,447
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the years ended December 31, 2016, 2015 and 2014
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
As of December 31, 2016, our portfolio comprised 122 properties, including 101 retail properties and five non-retail properties totaling approximately 12.8 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 2.3 million square feet of GLA, and six land parcels. As of December 31, 2016, our retail occupancy excluding developments and redevelopments was 95.8% and included national, regional and local tenants. Additionally, we had joint venture interests in six retail properties and two office buildings totaling approximately 1.4 million square feet of GLA.
On November 14, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regency Centers Corporation (“Regency”) pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Regency, with Regency continuing as the surviving corporation (“Merger”). Pursuant to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.45 shares (the “Exchange Ratio”) of common stock of Regency (“Regency Common Stock”). The proposed Merger has been unanimously approved by our board of directors and the board of directors of Regency and was approved by our stockholders and the stockholders of Regency. See Note 2 for additional information regarding the proposed merger with Regency.
Basis of Presentation
The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as the “Company,” “we,” “our,” “us”, “Equity One” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
The operations of certain properties sold have been classified as discontinued, and the associated results of operations and financial position are separately reported for all periods presented as they were classified as held for sale prior to the adoption of Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). See Notes 3 and 5 for further discussion. Information in these notes to the consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
2.    Proposed Merger with Regency
On November 14, 2016, we entered into a Merger Agreement with Regency pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with and into Regency, with Regency continuing as the surviving corporation. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each issued and outstanding share of our common stock, par value $0.01 per share, will be converted into the right to receive 0.45 shares of Regency Common Stock. Pursuant to, and as further described in the Merger Agreement, the various outstanding share-based payment awards held by employees and non-employee directors at the Effective Time will be similarly converted into newly issued shares of Regency’s common stock, with the vesting of certain awards being accelerated in connection with the transaction. In addition, each option to purchase shares of our common stock that is outstanding and unexercised at the Effective Time will vest in full and be converted into the right to receive an amount of cash as calculated under the provisions of the Merger Agreement.
In connection with the Merger, Regency has agreed to take any necessary actions to cause three of our directors (specifically, Messrs. Katzman, Azrack and Linneman) to become members of the board of directors of Regency immediately after the Effective Time.
On November 14, 2016, Regency also entered into a voting agreement with Gazit-Globe, Ltd. and certain of its affiliated entities (“Gazit”), which collectively beneficially own approximately 34.2% of our common stock, that provides that Gazit’s shareholders will vote their shares of our common stock in favor of the transactions contemplated by the Merger Agreement.

Pursuant to the terms of the Merger Agreement, we made certain representations, warranties and covenants, including a covenant to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time or the termination of the Merger Agreement, we will be subject to certain restrictions on our ability to initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the acquisition of 15% or more of our stock, consolidated net revenues, net income or total assets, subject to customary exceptions, and on our ability to take certain other actions in connection with conducting our business.
The Merger Agreement provides for certain termination rights for us and for Regency. In connection with the termination of the Merger Agreement, under certain specified circumstances, (i) we may be required to pay Regency a termination fee of $150.0 million or reimburse Regency for transaction expenses in an amount up to $45.0 million and (ii) Regency may be required to pay us a termination fee of $240.0 million or be required to reimburse us for transaction expenses up to $45.0 million.
In light of the proposed merger with Regency, on November 14, 2016, we entered into certain amendments (the “Amendments”) to the employment agreements (the “Employment Agreements”) of David Lukes, Matthew Ostrower, Michael Makinen, Aaron Kitlowski and William Brown. In addition to other payments and benefits to which the applicable executive may be entitled, upon a termination without cause or a resignation for good reason, the executive will, subject to the terms and conditions of his Employment Agreement, be entitled to (a) a lump sum payment equal to 2.9x (for Messrs. Lukes and Ostrower) or 2.0x (for Messrs. Makinen, Kitlowski and Brown) the sum of (x) the executive’s average annual bonus, if any, for the three most recently completed calendar years plus (y) the executive’s then current base salary; (b) a lump-sum cash payment equal to the value of the executive’s target annual bonus for the year in which the qualifying termination occurs, prorated based on the number of days of service completed; (c) a lump-sum cash payment equal to the value of the executive’s accrued and unpaid vacation; and (D) for executive officers other than Mr. Brown, continuation of medical, dental and life insurance benefits substantially similar to those provided to the executive and his dependents immediately prior to the date of termination for up to 18 months following the date of termination.
The completion of the Merger is subject to certain closing conditions, including, among other things, the approval by our stockholders and the stockholders of Regency (which was obtained on February 24, 2017); the approval of the Regency Common Stock to be issued in connection with the Merger for listing on the New York Stock Exchange (“NYSE”); the SEC having declared effective the registration statement and joint proxy statement/prospectus filed by us and Regency, and the registration statement not being the subject of any stop order or proceeding seeking a stop order; no injunction or law prohibiting the Merger; accuracy of representations made by each party as part of the Merger, subject in most cases to materiality or material adverse effect qualifications; material compliance with each party’s covenants; and, receipt by us and by Regency of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion that each of Regency and Equity One qualify as a REIT under the Code. Completion of the transaction is expected to occur on or about March 1, 2017.
As of December 31, 2016, we have incurred $5.5 million for legal, accounting, advisory and other expenses related to the Merger, which are included in merger expenses in our consolidated statement of income.
For a more complete description of the Merger and related agreements, refer to our Current Report on Form 8-K and related exhibits that were filed with the Securities and Exchange Commission, or the SEC, on November 15, 2016, our joint proxy statement/prospectus filed with the SEC on January 24, 2017 and other documents that we filed with the SEC in connection with the proposed Merger.

3.    Summary of Significant Accounting Policies
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
Business Combinations
We account for business combinations, including the acquisition of income producing properties, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition of income producing properties, we estimate the fair value of the acquired tangible assets (consisting of land, building, building improvements, and tenant improvements), identified intangible assets and liabilities (consisting of the value of above- and below-market leases, in-place leases, and tenant relationships, where applicable), assumed debt, and noncontrolling interests issued at the date of acquisition, where applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. Transaction costs related to business combinations are expensed as incurred and are included in general and administrative expenses in our consolidated statements of income.
In allocating the purchase price of an acquired property to identified intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market lease renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) for comparable leases measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental revenue over the estimated remaining term of the respective leases, which includes expected renewal option periods, if applicable. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are accelerated and recognized in minimum rent in our consolidated statements of income.
In determining the value of in-place leases, we consider current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the period expected to be required to lease the property from vacant to its existing occupancy. In estimating carrying costs, we include estimates of lost rental and recovery revenue during the expected lease-up periods and costs to execute similar leases, including lease commissions, legal, and other related costs based on current market demand. The value assigned to in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are accelerated and recognized in depreciation and amortization expense in our consolidated statements of income.

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
Long-lived Assets
Properties Held and Used
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. As of December 31, 2016, we reviewed the operating properties, construction in progress, and land for potential indicators of impairment on a property-by-property basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC. For those properties for which an indicator of impairment was identified, we projected future cash flows for each property on an individual basis. The key assumptions underlying these projected future cash flows are dependent on property-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:

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
Cash and Cash Equivalents and Restricted Cash
We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.
Restricted cash represents cash that is not immediately available to us and is legally restricted to us as to withdrawal or use.
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
The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence and we have virtually no influence over partnership operating and financial policies. Under the cost method, income distributions from the partnership are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment, and any capital contributions will increase the carrying value of our investment. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
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
Deferred Costs and Intangibles
Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of deferred financing costs, leasing costs and the value of intangible assets and liabilities when a property was acquired. Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan using the effective interest method. As a result of our adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," unamortized deferred financing costs related to our senior notes, term loans, and mortgage loans are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our revolving credit facility are included in other assets. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs, below-market ground rent obligations and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of above-market ground rent obligations and below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the estimated term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
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
The fair value of each stock option awarded is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields and employee exercises are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method described in the Share Compensation Topic of the FASB ASC is used for determining the expected life used in the valuation method.
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2016, no tenant accounted for more than 10% of our GLA or annual revenues.

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The standard amends the existing guidance and clarifies the definition of a business. The amendments provide guidance to assist entities with evaluating when a set of transferred assets and activities meets the definition of a business. The standard requires an entity to apply the provisions prospectively to any transactions occurring within the period of adoption.
		January 2018	We are currently evaluating the alternative methods of adoption and the effect on our financial statements and related disclosures.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
These standards amend the existing guidance and addresses specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 addresses eight specific cash flow issues and ASU 2016-18 specifically addresses restricted cash and restricted cash equivalents. These standards require a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, entities may apply the amendments prospectively as of the earliest date practicable.

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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

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

		January 2016	The adoption and implementation of this standard did not have an impact on our results of operations, financial condition or cash flows.

4.    Income Producing Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Land and land improvements	$1,562,278	$1,494,510
Building and building improvements	1,722,029	1,652,714
Tenant and other improvements	225,185	190,307
	3,509,492	3,337,531
Less: accumulated depreciation	(493,162)	(438,992)
Income producing properties, net	$3,016,330	$2,898,539
Capitalized Costs
We capitalized external and internal costs related to development and redevelopment activities of $74.5 million and $2.3 million, respectively, in 2016 and $40.6 million and $2.1 million, respectively, in 2015. We capitalized external and internal costs related to tenant and other property improvements and capital expenditures of $31.3 million and $557,000, respectively, in 2016 and $42.7 million and $1.1 million, respectively, in 2015. We capitalized external and internal costs related to successful leasing activities of $2.6 million and $4.3 million, respectively, in 2016 and $3.5 million and $4.1 million, respectively, in 2015.
5.    Acquisition and Disposition Activity
Acquisition Activity
The following table provides a summary of acquisition activity during the year ended December 31, 2016:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(In thousands)
November 2, 2016	Pablo Plaza Outparcel	Jacksonville	FL	4,000	$2,560
October 25, 2016	San Carlos Marketplace (1) (2)	San Carlos	CA	153,510	97,000	(3)
June 30, 2016	Walmart at Norwalk (2)	Norwalk	CT	142,222	30,000
Total					$129,560
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
(3) We also paid $3.4 million for the prepayment penalty on the existing mortgage loan encumbering the property, which was not assumed in the acquisition.

The aggregate purchase price of the above property acquisitions has been preliminarily allocated as follows:

	Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Land	$60,688	N/A
Land improvements	2,779	9.6
Buildings	66,142	36.9
Tenant improvements	1,589	22.8
In-place leases	12,003	20.5
Leasing commissions	1,355	24.2
Lease origination costs	31	21.9
Below-market leases	(15,027)	9.0
	$129,560
During the year ended December 31, 2016, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
During the year ended December 31, 2015, we acquired six shopping centers, one outparcel and one land parcel for an aggregate purchase price of $171.7 million, including a mortgage assumed of $27.8 million.
During the years ended December 31, 2016, 2015 and 2014, we expensed $4.4 million, $903,000 and $1.8 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative expenses in the consolidated statements of income. The purchase price related to the 2016 acquisitions listed in the above table was funded by the use of proceeds from our delayed draw term loan, line of credit and cash on hand.
Disposition Activity
The following table provides a summary of disposition activity during the year ended December 31, 2016:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(in thousands)
December 22, 2016	Thomasville Commons	Thomasville	NC	148,754	$2,700
May 11, 2016	Wesley Chapel	Decatur	GA	164,153	7,094
May 11, 2016	Hairston Center	Decatur	GA	13,000	431
February 18, 2016	Sherwood South	Baton Rouge	LA	77,489	3,000
February 18, 2016	Plaza Acadienne	Eunice	LA	59,419	1,775
February 11, 2016	Beauclerc Village	Jacksonville	FL	68,966	5,525
					$20,525
In connection with the acquisition of the Westwood Complex located in Bethesda, Maryland, we acquired a 211,020 square foot apartment building that is subject to a master lease pursuant to which the tenant has the option to purchase the building for $20.0 million in 2017. As of December 31, 2016, the tenant had exercised its option, and the property met the criteria to be classified as held for sale.
During the year ended December 31, 2015, we sold two properties for an aggregate of $12.8 million. As a result of the adoption of ASU 2014-08 on January 1, 2014, the results of operations for all the properties sold during the years ended December 31, 2016 and 2015, and 19 of the 22 properties sold during the year ended December 31, 2014, are included in continuing operations in the consolidated statements of income for all periods presented as they do not qualify as discontinued operations under the amended guidance. The results of operations for three of the properties sold during the year ended December 31, 2014 (Stanley Marketplace,

Oak Hill Village and Summerlin Square) are presented as discontinued operations in the consolidated statements of income as they were classified as held for sale prior to the adoption of ASU 2014-08.

6.    Impairments
The following is a summary of the composition of impairment losses included in the consolidated statements of income:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Goodwill (1)	$—	$200	$—
Land held and used (2)	—	3,667	2,230
Operating properties held and used (3)	—	1,579	15,111
Properties sold (4)	2,454	11,307	4,509
Other (5)	667	—	—
Total impairment losses	$3,121	$16,753	$21,850
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
(5) In September 2016, we recognized an impairment loss of $667,000, which represented the carrying amount of one of our joint venture investments, as a result of our decision to withdraw from the joint venture. See Note 8 for further discussion.

7.    Accounts and Other Receivables
The following is a summary of the composition of accounts and other receivables included in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Tenants	$12,871	$14,430
Other	1,011	1,258
Allowance for doubtful accounts	(2,183)	(3,880)
Total accounts and other receivables, net	$11,699	$11,808
For the years ended December 31, 2016, 2015 and 2014, we recognized bad debt expense of $1.8 million, $2.5 million and $97,000, respectively, which is included in property operating expenses in the accompanying consolidated statements of income. Excluding the reversal of $1.1 million in the allowance for doubtful accounts for certain historical real estate tax billings for which a settlement was reached with the tenants, we recognized bad debt expense of $1.2 million during the year ended December 31, 2014.

8.    Investments in Joint Ventures
The following is a summary of the composition of investments in and advances to unconsolidated joint ventures included in the consolidated balance sheets:

				Investment Balance as of December 31,
Joint Venture (1)	Number of Properties	Location	Ownership	2016	2015
				(In thousands)
G&I Investment South Florida Portfolio, LLC	1	FL	20.0%	$3,503	$3,719
Madison 2260 Realty LLC	1	NY	8.6%	526	526
Madison 1235 Realty LLC	1	NY	20.1%	820	820
Parnassus Heights Medical Center	1	CA	50.0%	19,067	19,263
Equity One JV Portfolio, LLC (2)	6	FL, MA, NJ	30.0%	37,533	39,501
Other Equity Investment (3)			—	—	329
Total				61,449	64,158
Advances to unconsolidated joint ventures				347	442
Investments in and advances to unconsolidated joint ventures				$61,796	$64,600
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of December 31, 2016 and 2015 is presented net of a deferred gain of approximately $376,000 associated with the disposition of assets by us to the joint venture.
(3) In 2015, we entered into a joint venture to explore a potential development opportunity in the Northeast. In 2016, we recognized an impairment loss of $667,000, which represented the carrying amount of the investment, as a result of our decision to withdraw from the joint venture.
Equity in income of unconsolidated joint ventures totaled $2.7 million, $6.5 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of income, totaled $1.1 million, $1.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016 and 2015, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $144.3 million and $146.2 million, respectively, of which our aggregate proportionate share was $43.3 million and $43.9 million, respectively. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
G&I Investment South Florida Portfolio, LLC (the "DRA JV")
During 2015, the DRA JV closed on the sale of two properties for an aggregate sales price of $51.4 million. In connection with the disposals, the joint venture recognized an aggregate gain on sale of $14.6 million, of which our proportionate share was $2.9 million, which is included in equity in income of unconsolidated joint ventures in our consolidated statement of income for the year ended December 31, 2015.
In January 2017, the DRA JV entered into a contract to sell its remaining property, an office building located in Boca Raton, Florida, which had a net carrying value of $17.1 million as of December 31, 2016, for a gross sales price of $21.0 million.
GRI Joint Venture (the "GRI JV")
During 2015, we entered into an agreement with Global Retail Investors, LLC, our joint venture partner in the GRI JV, in which the parties agreed to dissolve the joint venture and, as part of the dissolution, distribute certain properties in kind to the existing members of the joint venture. In connection with the transaction, we purchased an additional 11.3% interest in the joint venture for $23.5 million, which increased our membership interest in the joint venture from 10.0% to 21.3%. The joint venture then redeemed our membership interest by distributing three operating properties totaling 351,602 square feet (Concord Shopping Plaza, Shoppes of Sunset and Shoppes of Sunset II) to us. In connection with the redemption, we remeasured the carrying value of our equity interest in the joint venture to fair value using a discounted cash flow analysis and recognized a gain of $5.5 million, which is included in other income in our consolidated statement of income for the year ended December 31, 2015. Additionally, we recognized a gain of $3.3 million from the deferred gains associated with the 2008 sale of certain properties by us to the joint venture, which is included in gain on sale of operating properties in our consolidated statement of income for the year ended December 31, 2015.
Equity One/Vestar Joint Ventures
In 2010, we acquired ownership interests in two properties located in California through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we held a 95% interest, and they were consolidated. Each Equity One/Vestar JV held a 50.5% ownership interest in each of the properties through two separate joint ventures with Rockwood Capital. The Equity One/Vestar JVs’ ownership interests in the properties were accounted for under the equity method.
During 2014, we acquired Rockwood Capital's and Vestar’s interests in Talega Village Center JV, LLC, the owner of Talega Village Center, for an additional investment of $6.2 million. Immediately prior to acquisition, we remeasured the fair value of our equity interest in the joint venture using a discounted cash flow analysis and recognized a gain of $2.8 million, including $561,000 attributable to a noncontrolling interest, which is included in other income in our consolidated statement of income for the year ended December 31, 2014.
During 2014, the property held by Vernola Marketplace JV, LLC was sold for $49.0 million, including the assumption of the existing mortgage of $22.9 million by the buyer. In connection with the sale, the joint venture recognized a gain of $14.7 million, of which our proportionate share was $7.4 million, including $1.6 million attributable to the noncontrolling interest, and we received distributions totaling $13.7 million, including $1.9 million that was distributed to the noncontrolling interest.
9.    Variable Interest Entities
In conjunction with the acquisitions of Walmart at Norwalk and San Carlos Marketplace, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition date, the third party intermediaries are the legal owners of the entities that own these properties. The agreements that govern the operations of these entities provide us with the power to direct the activities that most significantly impact the entity's economic performance. These entities were deemed VIEs primarily because they may not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiaries of the VIEs as a result of having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs. Accordingly, we consolidated the properties and their operations as of the respective acquisition dates.
The majority of the operations of the VIEs were funded with cash flows generated from the properties. We did not provide financial support to the VIEs which we were not previously contractually required to provide; our contractual commitments consisted primarily of funding any expenditures, which were deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may have experienced.
In December 2016 and February 2017, we took legal ownership of Walmart at Norwalk and San Carlos Marketplace, respectively, from the qualified intermediaries.
10.    Goodwill
The following table presents goodwill activity during the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Balance at beginning of the year	$5,838	$6,038
Impairment	—	(200)
Allocated to properties held for sale	(119)	—
Balance at end of the year	$5,719	$5,838

11.    Other Assets
The following is a summary of the composition of other assets included in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Lease intangible assets, net	$101,867	$101,010
Leasing commissions, net	44,039	41,211
Prepaid expenses and other receivables	14,938	13,074
Straight-line rent receivables, net	33,606	28,910
Deposits and mortgage escrows	1,738	7,980
Deferred financing costs, net	5,261	3,419
Furniture, fixtures and equipment, net	2,271	3,255
Fair value of interest rate swaps	200	835
Deferred tax asset	3,781	3,924
Total other assets	$207,701	$203,618
In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State’s Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. As of December 31, 2016 and 2015, we have a receivable of $7.7 million for both periods, which is included in other assets in our consolidated balance sheets for the reimbursable costs that are expected to be paid to us subject to statutory deferrals over the next two years. During 2015, we received $14.3 million in connection with this program.
The following is a summary of the composition of intangible assets and accumulated amortization included in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Lease intangible assets:
Above-market leases	$19,611	$19,742
In-place leases	132,128	126,987
Below-market ground leases	34,094	34,094
Lease origination costs	2,709	2,797
Lease incentives	12,527	9,371
Total intangibles	201,069	192,991
Accumulated amortization:
Above-market leases	13,892	12,644
In-place leases	76,023	71,577
Below-market ground leases	2,597	1,995
Lease origination costs	2,221	2,173
Lease incentives	4,469	3,592
Total accumulated amortization	99,202	91,981
Lease intangible assets, net	$101,867	$101,010

The following is a summary of amortization expense included in the consolidated statements of income related to lease intangible assets:

	December 31,
	2016	2015	2014
	(In thousands)
Above-market lease amortization (1)	$1,850	$2,118	$2,605
In-place lease amortization (2)	11,074	11,350	14,824
Below-market ground lease amortization (3)	601	601	601
Lease origination cost amortization (2)	166	253	298
Lease incentive amortization (1)	1,264	1,035	780
Total lease intangible asset amortization	$14,955	$15,357	$19,108
___________________________________________
(1) Amounts are recognized as a reduction of minimum rent.
(2) Amounts are included in depreciation and amortization expenses.
(3) Amounts are included in property operating expenses.
As of December 31, 2016, the estimated amortization of lease intangible assets for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$15,703
2018	9,111
2019	7,136
2020	6,319
2021	5,732
12.    Borrowings
Mortgage Loans
The following table is a summary of the mortgage loans included in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Fixed rate mortgage loans	$227,896	$254,279
Variable rate mortgage loan	27,750	27,750
Total mortgage loans	255,646	282,029
Unamortized deferred financing costs and premium/discount, net	(1,502)	1,430
Total	$254,144	$283,459
Weighted average interest rate, excluding unamortized premium	4.92%	5.61%
As of December 31, 2016, the net book value of the properties collateralizing the mortgage loans totaled $516.9 million.
During the years ended December 31, 2016 and 2015, we prepaid $44.0 million and $44.3 million in mortgage loans with a weighted average interest rate of 6.08% and 5.61% per annum, respectively. We recognized losses on extinguishment of debt in conjunction with the prepayments of $22,700 and $247,000 for the years ended December 31, 2016 and 2015, respectively.
In August 2016, we legally defeased the mortgage loan that was secured by Culver Center located in Culver City, California. The mortgage loan had a principal balance of $64.0 million, bore interest at a rate of 5.58% per annum, and was scheduled to mature in May 2017. The cash outlay required for the defeasance of approximately $66.4 million was based on the purchase price of U.S. government securities that will generate sufficient cash flows to fund the remaining payment obligations under the loan from the effective date of the defeasance through the maturity date in May 2017. In connection with the defeasance, the mortgage and other liens on the property were extinguished, and all existing collateral was released. As a result of the transaction, we recognized a loss on the early extinguishment of debt of $1.6 million, which is the difference between the value of the U.S. government securities that were transferred to the successor borrower and the carrying amount of the loan, including the related unamortized premium balance, at the date of the defeasance.
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
Senior Notes
Our outstanding senior notes in the consolidated balance sheets consisted of the following:

	December 31,
	2016	2015
	(In thousands)
6.25% Senior notes, due 1/15/17	—	101,403
6.00% Senior notes, due 9/15/17	—	116,998
3.75% Senior notes, due 11/15/22	300,000	300,000
3.81% Series A senior notes, due 5/11/2026	100,000	—
3.91% Series B senior notes, due 8/11/2026	100,000	—
Total senior notes	500,000	518,401
Unamortized deferred financing costs and discount, net	(3,758)	(3,029)
Total	$496,242	$515,372
Weighted average interest rate, excluding unamortized discount	3.79%	4.75%
In 2016, we redeemed our 6.00% and 6.25% senior notes which had principal balances of $117.0 million and $101.4 million, respectively, each at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and required make-whole premiums totaling $12.0 million. In connection with the redemptions, we recognized a loss on the early extinguishment of debt totaling $12.6 million, which was comprised of the aforementioned make-whole premiums and deferred fees and costs associated with the notes.

In 2016, we completed a private placement of 3.81% series A senior notes with an aggregate principal balance of $100.0 million that mature in May 2026 and 3.91% series B senior notes with an aggregate principal balance of $100.0 million that mature in August 2026. Our obligations under the notes are guaranteed by certain of our subsidiaries. We may prepay the notes, in whole or in part, at any time at a price equal to the outstanding principal amount of such notes plus a make-whole premium.

In 2015, we redeemed our 5.375% and 6.00% senior notes which had principal balances of $107.5 million and $105.2 million, respectively, each at a redemption price equal to the principal amount of the notes, accrued and unpaid interest, and required make-whole premiums totaling $7.4 million. In connection with the redemptions, we recognized a loss on the early extinguishment of debt totaling $7.5 million, which was comprised of the aforementioned make-whole premiums and unamortized discounts and deferred fees and costs associated with the notes.
The indentures under which our senior notes were issued have several covenants that limit our ability to incur debt, require us to maintain an unencumbered asset to unsecured debt ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries.
Revolving Credit Facility
In September 2016, we closed on an $850.0 million unsecured revolving credit facility which replaced our $600.0 million credit facility. The credit facility is with a syndicate of banks and can be increased through an accordion feature up to an aggregate of $1.7 billion, subject to bank participation. The facility bears interest at applicable LIBOR plus a margin of 0.825% to 1.550% per annum and includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.125% to 0.300% per annum, both depending on the credit ratings of our senior notes. The facility expires on February 1, 2021, with two six-month extensions at our option, subject to certain conditions. As of December 31, 2016, the interest rate margin applicable to amounts outstanding under the facility was 1.00% per annum and the facility fee was 0.20% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding of up to 50% of the lender commitments then in effect, a $50.0 million letter of credit commitment and a $75.0 million multi-currency subfacility. As of December 31, 2016, we had drawn $118.0 million against the facility, which bore interest at a weighted average rate of 1.77% per annum. As of December 31, 2015, we had drawn $96.0 million, which bore interest at a weighted average rate of 1.47% per annum.

As of December 31, 2016, giving effect to the financial covenants applicable to the credit facility, the maximum available to us thereunder was approximately $850.0 million, less outstanding borrowings of $118.0 million and outstanding letters of credit with an aggregate face amount of $1.4 million.

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
Term Loans
Our $250.0 million unsecured term loan bears interest, at our option, at the base rate plus a margin of 0.00% to 0.80% or one month LIBOR plus a margin of 0.90% to 1.80%, depending on the credit ratings of our senior notes, and matures on February 13, 2019. In connection with the interest rate swaps discussed below, we have elected, and will continue to elect, the one month LIBOR option, which as of December 31, 2016 resulted in a margin of 2.62%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants and events of default and remedies which are generally the same as those provided in our $850.0 million revolving credit facility.
In December 2015, we entered into an unsecured delayed draw term loan facility pursuant to which we could borrow up to $300.0 million in aggregate principal amount in one or more borrowings and which has a maturity date of December 2, 2020. As of December 31, 2016, we had drawn $300.0 million against the facility. At our request, the principal amount of the facility may be increased up to an aggregate of $500.0 million, subject to the availability of additional commitments from lenders. Borrowings under the facility will bear interest, at our option, at one-month, two-month, three-month or six-month LIBOR plus 0.90% to 1.75%, depending on the credit ratings of our senior notes, which as of December 31, 2016 resulted in an effective interest rate of 1.71%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $850.0 million revolving credit facility and $250.0 million term loan facility.
Interest Rate Swaps
As of December 31, 2016 and 2015, we had three interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement of 2.62% per annum. The interest rate swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The interest rate swap agreements mature on February 13, 2019, which is the maturity date of the term loan. As of December 31, 2016 and 2015, the fair value of one of our interest rate swaps consisted of an asset of $200,000 and $217,000, respectively, which is included in other assets in our consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $1.2 million and $2.0 million, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $1.3 million as an increase to interest expense.
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
Principal maturities of borrowings outstanding as of December 31, 2016, including mortgage loans, senior notes, term loans and the revolving credit facility are as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$6,567
2018	89,271
2019	273,872
2020	305,471
2021	135,979
Thereafter	612,486
Total	$1,423,646
Interest costs incurred, excluding amortization and accretion of discounts and premiums and deferred financing costs, were $49.0 million, $59.0 million and $71.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, of which $2.5 million, $4.8 million and $5.0 million, respectively, were capitalized.
13.    Other Liabilities
The following is a summary of the composition of other liabilities included in the consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
Lease intangible liabilities, net	$151,761	$159,665
Prepaid rent	10,468	9,361
Other	986	677
Total other liabilities	$163,215	$169,703
As of December 31, 2016 and 2015, the gross carrying amount of our lease intangible liabilities, which are composed of below-market leases, was $243.4 million and $240.1 million, respectively, and the accumulated amortization was $91.6 million and $80.5 million, respectively.
Included in the consolidated statements of income as an increase to minimum rent for the years ended December 31, 2016, 2015 and 2014 is $15.3 million, $16.1 million and $22.3 million, respectively, of accretion related to lease intangible liabilities.

As of December 31, 2016, the estimated accretion of lease intangible liabilities for the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$14,941
2018	12,740
2019	11,416
2020	10,601
2021	10,251
14.    Income Taxes
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income (including net capital gains). We distributed sufficient taxable income for the year ended December 31, 2016; therefore, we anticipate that no federal income or excise taxes will be incurred. We distributed sufficient taxable income for the years ended December 31, 2015 and 2014; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our TRSs. Accordingly, the only provision for federal and state income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit, which include all years after 2012.

The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
GAAP net income attributable to Equity One	$72,840	$65,453	$48,897
Net income attributable to taxable REIT subsidiaries	(2,239)	(411)	(1,214)
GAAP net income from REIT operations	70,601	65,042	47,683
Book/tax differences:
Joint ventures	4,019	(1,653)	(2,403)
Depreciation	24,436	15,809	21,712
Sale of property	(11,299)	(12,031)	(12,533)
Exercise of stock options and restricted shares	(2,280)	371	(3,387)
Interest expense	928	2,544	1,908
Deferred/prepaid/above and below-market rents, net	(4,499)	(4,487)	(7,907)
Impairment losses	3,121	12,109	21,620
Inclusion from foreign taxable REIT subsidiary	4,204	2,975	—
Brownfield tax credits (see Note 11)	1,817	5,450	9,225
Amortization	(989)	(1,696)	(842)
Acquisition costs	9,743	1,372	1,771
Other, net	(785)	1,109	(1,671)
Adjusted taxable income (1)	$99,017	$86,914	$75,176
______________________________________________

(1)	Adjusted taxable income subject to 90% dividend requirements.
The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2016	2015	2014
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	78.50%	79.98%	68.84%
Return of capital	21.50%	20.02%	28.51%
Capital gains	—	—	2.65%
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

Our total pre-tax income and income tax benefit (provision) relating to our TRSs and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S. income before income taxes	$3,727	$168	$2,212
Foreign loss before income taxes	(3)	(613)	(190)
Income (loss) from continuing operations before income taxes	3,724	(445)	2,022
Less income tax (provision) benefit:
Current federal and state	(545)	(54)	10
Deferred federal and state	(940)	910	(860)
Total income tax (provision) benefit	(1,485)	856	(850)
Income from continuing operations from taxable REIT subsidiaries	2,239	411	1,172
Income from discontinued operations from taxable REIT subsidiaries, net of tax	—	—	42
Net income from taxable REIT subsidiaries	$2,239	$411	$1,214
We recorded no tax provision from discontinued operations for the years ended December 31, 2016 and December 31, 2015 and $27,000 during the year ended December 31, 2014. The tax provisions relate to taxable income generated by the disposition of properties.
The total income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to net income before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Federal (provision) benefit at statutory tax rate (1)	$(1,316)	$767	$(681)
State taxes, net of federal (provision) benefit	(136)	99	(80)
Foreign tax rate differential	—	—	(19)
Other	(33)	(10)	(63)
Valuation allowance increase	—	—	(7)
Total income tax (provision) benefit from continuing operations	(1,485)	856	(850)
Income tax provision from discontinued operations	—	—	(27)
Total income tax (provision) benefit	$(1,485)	$856	$(877)
 ______________________________________________
(1) Rate of 34% or 35% used, dependent on the taxable income levels of our TRSs.

Our deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Disallowed interest	$2,594	$2,719
Net operating loss	662	1,675
Other	633	673
Total deferred tax assets	3,889	5,067
Deferred tax liabilities:
Other real estate investments	(14,144)	(14,009)
Mortgage revaluation	—	(168)
Other	(5)	(242)
Total deferred tax liabilities	(14,149)	(14,419)
Net deferred tax liability	$(10,260)	$(9,352)
As of December 31, 2016, the net deferred tax liability of $10.3 million consisted of a $3.8 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $14.1 million deferred tax liability associated with DIM. As of December 31, 2015, the net deferred tax liability of $9.4 million consisted of a $3.9 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $13.3 million deferred tax liability associated with DIM.
The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. As of December 31, 2016, IRT had approximately $6.9 million of disallowed interest carryforwards, with a tax value of $2.6 million, which do not expire. IRT expects to realize the benefits of its net deferred tax asset of approximately $3.8 million as of December 31, 2016, primarily from identified tax planning strategies, as well as projected taxable income. Since acquiring IRT on February 12, 2003, we have filed our tax returns consistent with our intent for IRT to be taxed as a TRS for federal income tax purposes. We recently identified that there is no evidence that a valid TRS election was filed with the IRS when we acquired IRT. The IRS has agreed that the appropriate curative action for this missed election is to request a private letter ruling pursuant to IRS regulation section 301.9100-3 to grant us additional time to file a joint election to treat IRT as a TRS. Based on our discussions with the IRS and the items they have specifically requested and management has agreed to provide, including the administrative practice by the IRS of granting relief in these matters, we are at a more-likely-than-not position that the IRS will grant us relief and no valuation allowance is necessary to be placed on IRT’s deferred tax assets. In the event such relief is not obtained, Equity One would still continue to qualify as a REIT. As of December 31, 2016, IRT had federal and state net operating loss carryforwards of approximately $1.8 million and $1.5 million, respectively, which begin to expire in 2030.
15.    Noncontrolling Interests
CapCo
In 2011, we acquired a controlling ownership interest in C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited ("LIH"). At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. Upon consolidation, we recorded $206.1 million of noncontrolling interest, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition, which is reflected as permanent equity in the equity section of our consolidated balance sheet as of December 31, 2015.
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
In January 2016, LIH exercised its redemption right with respect to all of its outstanding Class A Shares in the CapCo joint venture, and we elected to satisfy the redemption through the issuance of approximately 11.4 million shares of our common stock to LIH. LIH subsequently sold the shares of common stock in a public offering that closed on January 19, 2016. As a result, we now own 100% of CapCo and LIH holds no remaining interests in the Company or our subsidiaries. Prior to the redemption, we also repaid the $600.0 million shared appreciation promissory note to the joint venture.
We did not make any distributions to LIH for the year ended December 31, 2016. Distributions to LIH for the years ended December 31, 2015 and 2014 were $10.0 million, which were equivalent to the per share dividends declared on our common stock.
16.    Stockholders’ Equity and Earnings Per Share
During each quarter of 2016, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2016. Pursuant to the terms of the Merger Agreement, we are expected to continue our ordinary course dividend policy during the pendency of the merger.
In August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a new continuous equity offering program ("ATM Program") under which we may sell up to 8.5 million shares of our common stock, par value of $0.01 per share. The ATM Program replaces our prior continuous equity offering program, and the related distribution agreements supersede the agreements under the prior program. Pursuant to the respective distribution agreements, we may sell shares of our common stock in various forms of negotiated transactions in which the financial institutions will act as our agents for the offer and sale of the shares, and the respective agent arranging such a sale will be entitled to a commission of no more than 2.0% of the gross proceeds from each transaction. Concurrently, we entered into master forward sale confirmations with four of the financial institutions under which we may enter into forward sale agreements for shares of our common stock. Pursuant to the respective distribution agreements and master forward sale confirmations, the respective agent arranging a forward sale will be entitled to a commission of no more than 2.0% of the proceeds from the sale of such shares in the form of a reduced initial forward sale price. Additionally, although we expect to physically settle any forward sale agreement entered into as part of the offering, the agreements provide that we may elect to cash settle or net share settle such transactions. Under the ATM Program, we have no obligation to sell any shares of our common stock pursuant to the distribution agreements and may terminate one or all of the distribution agreements at our discretion.
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
During the year ended December 31, 2016, we issued an aggregate of 3.7 million shares of our common stock under the current and prior continuous equity offering programs at a weighted average price of $30.23 per share for cash proceeds of approximately $112.9 million before expenses. The commissions paid to distribution agents during the year ended December 31, 2016 were approximately $1.4 million. During the year ended December 31, 2016, we did not enter into any forward sale agreements for sales of our common stock, and MGN did not purchase any of the shares issued under the current and prior continuous equity offering programs. As of December 31, 2016, the remaining capacity under the current ATM Program was approximately 7.5 million shares of our common stock. As of November 14, 2016, in connection with the Merger Agreement, we have ceased any further issuances of common stock under the ATM Program and common stock purchase agreement with MGN.

In March 2015, we completed an underwritten public offering and concurrent private placement totaling 4.5 million shares of our common stock at a price to the public and in the private placement of $27.05 per share. In the concurrent private placement, 600,000 shares were purchased by Gazit First Generation LLC, an affiliate of Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $121.3 million before expenses. The stock issuance costs and underwriting discounts were approximately $589,000. We used the net proceeds to fund the redemption of our 5.375% senior notes due October 2015 and for general corporate purposes, including the repayment of other secured and unsecured debt.

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
Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share ("EPS") and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic and diluted EPS:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Income from continuing operations	$72,840	$75,467	$58,134
Net income attributable to noncontrolling interests - continuing operations	—	(10,014)	(12,206)
Income from continuing operations attributable to Equity One, Inc.	72,840	65,453	45,928
Allocation of continuing income to participating securities	(362)	(423)	(1,759)
Income from continuing operations available to common stockholders	72,478	65,030	44,169
Income from discontinued operations	—	—	2,957
Net loss attributable to noncontrolling interests - discontinued operations	—	—	12
Income from discontinued operations available to common stockholders	—	—	2,969
Net income available to common stockholders	$72,478	$65,030	$47,138

Weighted average shares outstanding – Basic	142,492	127,957	119,403
Convertible units held by LIH using the if-converted method	372	—	—
Stock options using the treasury method	108	119	222
Non-participating restricted stock using the treasury method	10	10	40
Long term incentive plan shares using the treasury method	185	74	60
Weighted average shares outstanding – Diluted	143,167	128,160	119,725

Basic earnings per share available to common stockholders:
Continuing operations	$0.51	$0.51	$0.37
Discontinued operations	—	—	0.02
Earnings per common share — Basic	$0.51	$0.51	$0.39

Diluted earnings per share available to common stockholders:
Continuing operations	$0.51	$0.51	$0.37
Discontinued operations	—	—	0.02
Earnings per common share — Diluted	$0.51	$0.51	$0.39
No shares of common stock issuable upon the exercise of outstanding options were excluded from the computation of diluted EPS for the years ended December 31, 2016 and 2015 as the prices applicable to all options then outstanding were less than the average market price of our common shares during the respective periods. The computation of diluted EPS for the year ended December 31, 2014 did not include 532,000 shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $24.12 to $26.66, because the option prices were greater than the average market price of our common shares during the period.
The computation of diluted EPS for the years ended December 31, 2015 and 2014 did not include the 11.4 million joint venture units held by LIH as of such date, which were redeemable by LIH for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion would have been anti-dilutive. In January 2016, LIH exercised its redemption right for all of their convertible units. See Note 15 for further discussion.

17.    Share-Based Payments
The Equity One Amended and Restated 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. The total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan that terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of May 2, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2016, 5.6 million shares were available for issuance.
Stock Options
The following table presents information regarding stock option activity during the year ended December 31, 2016:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at beginning of the year	651	$20.72
Exercised	(451)	$19.77
Outstanding at end of the year	200	$22.87	7.4	$1,564
Exercisable at end of the year	100	$22.87	7.4	$782
The total cash or other consideration received from options exercised during the years ended December 31, 2016, 2015 and 2014 was $8.9 million, $3.0 million and $40.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $1.5 million and $6.1 million, respectively.
During the year ended December 31, 2014, the fair value of the 200,000 options granted was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Dividend yield	3.8%
Risk-free interest rate	2.0%
Expected option life	6.3 years
Expected volatility	39.8%
The options were granted with an exercise price equivalent to the current stock price on the grant date. No options were granted during the years ended December 31, 2016 and 2015.
Pursuant to, and as further described in the Merger Agreement, each option to purchase shares of our common stock, whether vested or unvested, that is outstanding and unexercised immediately prior to the Effective Time will vest in full and be converted into the right to receive an amount in cash equal to the excess of (i)(x) the value of a share of Regency Common Stock as of the last complete trading day prior to the closing multiplied by (y) the Exchange Ratio, over (ii) the exercise price of such stock option.

Restricted Stock
The following table presents information regarding restricted stock activity during the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested at beginning of the year	410	$23.72
Granted (1)	186	$28.33
Vested	(267)	$25.24
Forfeited or cancelled	(36)	$26.50
Unvested at end of the year	293	$24.92
______________________________________________

(1)	Includes 56,000 shares of restricted stock that were granted to certain executives in December 2016 and were vested immediately in contemplation of the proposed merger with Regency.
The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2015 and 2014 was $23.63 and $22.95, respectively. Shares of restricted stock granted during the year ended December 31, 2016 are subject to forfeiture and vest over periods from 0 to 4 years. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of grant and charge such amounts to expense ratably over the vesting period on a straight-line basis. During the year ended December 31, 2016, the total grant-date value of the approximately 267,000 shares of restricted stock that vested was approximately $6.7 million.
Pursuant to, and as further described in the Merger Agreement, each award of restricted shares of our common stock that is outstanding immediately prior to the Effective Time will be assumed by Regency and will be converted into an award of restricted shares of Regency Common Stock with respect to a number of shares of Regency Common Stock (“Regency Restricted Stock Award”) equal to the product obtained by multiplying the number of shares of our common stock subject to such restricted stock award as of immediately prior to the Effective Time by the Exchange Ratio, with restricted stock held by our directors and employees whose employment is expected to be terminated as of the Effective Time vesting in full. The Regency Restricted Stock Awards that do not vest as of the Effective Time will continue to have the same terms and conditions as the restricted stock award to which it relates, except that in the event a holder’s employment with Regency is terminated by Regency without cause, by the holder for good reason, or due to the holder’s death or disability, the Regency Restricted Stock Award will vest in full as of the date of the applicable termination.
Long Term Incentive Plan Awards
In connection with the execution of certain executive employment agreements in 2014 and 2015, we granted Long Term Incentive Plan (“LTIP”) awards that provide each executive with a target number of shares of our common stock. The target number of shares for each executive is divided equally into four components, and the number of shares that will ultimately be issued under each component is based on our performance during each executive’s respective four-year employment period. The performance metrics for three of the components are based on our absolute total shareholder return ("Absolute TSR"), total shareholder return relative to specified peer companies ("Relative TSR"), and growth in core funds from operations per share ("Core FFO Growth"), while the performance under the fourth component will be determined by the compensation committee at its sole discretion. For each of these four components, the executive can earn 0%, 50%, 100%, or 200% of the portion of the target award allocated to such component based on our actual performance compared to specified targets assigned to each component. Shares earned pursuant to the LTIP awards will be issued to each executive following the completion of their respective 4-year performance period, subject to their continued employment through the end of such period. The aggregate number of target awards for these executives is 226,364 shares of our common stock.
The Absolute TSR and Relative TSR components of the LTIP awards are considered market-based awards. Accordingly, the probability of meeting the market criteria was considered when calculating the estimated fair value of the awards on the applicable grant dates using Monte Carlo simulations. Furthermore, compensation expense associated with these awards is being recognized over the requisite service period as long as the requisite service is provided, regardless of whether the market criteria are achieved and the awards are ultimately earned. The aggregate estimated fair value of these components on the respective grant dates was

$2.2 million. The following summarizes the ranges of significant assumptions used in determining such values on the applicable grant dates:

Volatility of our common stock	21.9% - 24.3%
Volatility of the common stock of peer companies	13.7% - 28.6%
Risk-free interest rate	1.3% - 1.4%
The Recurring FFO Growth component of the LTIP awards is considered a performance-based award that is earned subject to future performance measurement. The awards were valued based on the fair value of our common stock on the respective grant dates less the present value of the dividends expected to be paid on our common stock during the requisite service period. Compensation expense associated with these awards is being recognized over the requisite service period based on management’s periodic estimate of the likelihood that the performance criteria will be met.
No compensation expense will be recognized for the discretionary component of the LTIP awards prior to the completion of the performance period.
Pursuant to, and as further described in the Merger Agreement, in addition, each LTIP award that is outstanding immediately prior to the Effective Time shall vest in full (based on the actual achievement of any applicable performance goals, and without proration) and be converted into a number of fully vested shares of Regency Common Stock equal to the product obtained by multiplying the number of shares of our common stock subject to such LTIP award immediately prior to the Effective Time by the Exchange Ratio.
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
Effective January 1, 2017, due to the proposed Merger with Regency described in Note 2, employees will not be eligible to further enroll or purchase shares of our common stock under the ESPP.
Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of income, is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Restricted stock and long term incentive plan awards (1)	$6,565	$4,785	$6,818
Stock options	312	337	650
Employee stock purchase plan discount	40	36	30
Total equity-based compensation costs	6,917	5,158	7,498
Restricted stock classified as a liability	460	655	289
Total share-based compensation costs	7,377	5,813	7,787
Less: Amount capitalized	(147)	(553)	(520)
Less: Merger costs (1)	(1,067)	—	—
Net share-based compensation expense	$6,163	$5,260	$7,267
______________________________________________

(1)
Includes $1.1 million of merger costs associated with the acceleration of restricted stock granted to certain executives in December 2016 in contemplation of the proposed merger with Regency that are attributable and will be recognized by the combined entity.

As of December 31, 2016, we had $6.5 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options, restricted shares and LTIPs) granted under our 2000 Plan. This expense is expected to be recognized over a weighted average period of 1.6 years.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 were $469,000, $446,000 and $424,000, respectively.
18.    Future Minimum Rental Income
Our properties are leased to tenants under operating leases that expire at various dates through the year 2040. Future minimum rents under non-cancelable operating leases as of December 31, 2016, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$267,418
2018	242,836
2019	213,912
2020	186,137
2021	157,826
Thereafter	685,182
Total	$1,753,311
19.    Commitments and Contingencies
As of December 31, 2016, we had provided letters of credit having an aggregate face amount of $1.4 million as additional security for financial and other obligations.
As of December 31, 2016, we have invested an aggregate of approximately $144.5 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $89.8 million to complete, based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. We have other significant projects for which we expect to expend an additional $13.7 million in the next one to two years based on our current plans and estimates. These capital expenditures are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facility, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2016 will have a material adverse effect on our financial condition, results of operations or cash flows.

Certain of our shopping centers are subject to non-cancelable long-term ground leases that expire at various dates through the year 2076 and in most cases provide for renewal options. In addition, we have non-cancelable operating leases for office space and equipment that expire at various dates through the year 2021. As of December 31, 2016, future minimum rental payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$1,722
2018	1,753
2019	1,752
2020	1,663
2021	1,189
Thereafter	33,941
Total	$42,020
During the years ended December 31, 2016, 2015 and 2014, we recognized approximately $1.7 million, $1.6 million and $1.5 million, respectively, of rental expense related to our non-cancelable operating leases.
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
21.    Fair Value Measurements
Recurring Fair Value Measurements
As of December 31, 2016 and 2015, we had three interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. As of December 31, 2016 and 2015, the fair value of one of our interest rate swaps consisted of an asset of $200,000 and $217,000, respectively, which is included in other assets in our consolidated balance sheets, while the fair value of the two remaining interest rate swaps consisted of a liability of $1.2 million and $2.0 million, respectively, which is included in accounts payable and accrued expenses in our consolidated balance sheets. The net unrealized loss on our interest rate derivatives, included in accumulated other comprehensive loss, was $2.9 million and $910,000 for the years ended December 31, 2016 and 2015, respectively.
Additionally, as of December 31, 2015, we had a forward starting interest rate swap with a notional amount of $50.0 million and the fair value of our forward starting interest rate swap consisted of an asset of $618,000, which is included in other assets in our consolidated balance sheets. The forward starting interest rate swap was terminated and settled in February 2016. See Note 12 for further discussion.
The fair values of the interest rate swaps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following are assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2016	(In thousands)
Interest rate derivatives:
Classified as an asset in other assets	$200	$—	$200	$—
Classified as a liability in accounts payable and accrued expenses	$1,150	$—	$1,150	$—

December 31, 2015
Interest rate derivatives:
Classified as an asset in other assets	$835	$—	$835	$—
Classified as a liability in accounts payable and accrued expenses	$1,991	$—	$1,991	$—

Valuation Methods
The fair values of our interest rate swaps were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2016, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized loss included in other comprehensive gain/loss was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that remained outstanding as of December 31, 2016, none of which were reported in the consolidated statements of income because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.
Non-Recurring Fair Value Measurements
During 2016, we recorded an impairment loss of $3.1 million, consisting of $2.5 million related to an operating property sold and $667,000 related to our equity investment in a joint venture. See Note 6 for further discussion.
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis as of December 31, 2015:

Assets:	Total	Level 1	Level 2	Level 3		Total Losses(1)
	(In thousands)
Operating properties held and used	$700	$—	$—	$700	(2)	$1,579
Land held and used	8,550	—	—	8,550	(3)	3,667
Total	$9,250	$—	$—	$9,250		$5,246
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
The following are ranges of key inputs used in determining the fair value of income producing properties measured using Level 3 inputs:

December 31, 2015
Overall capitalization rates	10.0%
Terminal capitalization rates	10.5%
Discount rates	12.5%
During the year ended December 31, 2015, we recognized $1.6 million of impairment losses on operating properties. The estimated fair values related to the impairment assessments were primarily based on discounted cash flow analyses and, therefore, are classified within Level 3 of the fair value hierarchy.
During the year ended December 31, 2015, we recognized impairment losses of $3.7 million on land parcels. The estimated fair values related to the impairment assessments were based on appraisals and, therefore, are classified within Level 3 of the fair value hierarchy.
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
22.    Fair Value of Financial Instruments
All financial instruments are reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximates their fair values, except for the following:

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgage loans	$254,144	$258,219	$283,459	$296,067
Senior notes	$496,242	$507,672	$515,372	$528,041
Term loans	$547,252	$550,271	$471,891	$475,393
______________________________________________
(1) The carrying amount consists of principal, net of unamortized deferred financing costs and premium/discount.

The above fair values approximate the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the liability.

The fair market value calculations of our debt as of December 31, 2016 and December 31, 2015 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk-free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgage loans, senior notes and term loans are consistent with current market trends.

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Mortgage Loans
The fair value of our mortgage loans is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to us for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired. The fair value of the mortgage loans was determined using Level 2 inputs of the fair value hierarchy.

Senior Notes

The fair value of our senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior notes was determined using Level 2 inputs of the fair value hierarchy.

Term Loans

The fair value of our term loans is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar notes and remaining terms. The fair value of the term loans was determined using Level 2 inputs of the fair value hierarchy.
Interest Rate Swap Agreements
We measure our interest rate swaps at fair value on a recurring basis. See Notes 12 and 21 for further discussion.

23.    Condensed Consolidating Financial Information
Many of our subsidiaries that are 100% owned, either directly or indirectly, have guaranteed our indebtedness under our senior notes, term loans and revolving credit facility. The guarantees are joint and several and full and unconditional.
The statements below set forth condensed consolidating financial information with respect to guarantors of our 3.75% senior notes due 2022 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Certain prior-period data have been reclassified to conform to the current period presentation, including the impact of changes in subsidiaries that guarantee these notes.

The following statements set forth consolidating financial information with respect to guarantors of our senior notes:

Condensed Consolidating Balance Sheet As of December 31, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$126,107	$1,512,625	$1,552,057	$—	$3,190,789
Investment in affiliates	2,787,777	—	—	(2,787,777)	—
Other assets	110,406	101,806	179,010	(87,407)	303,815
TOTAL ASSETS	$3,024,290	$1,614,431	$1,731,067	$(2,875,184)	$3,494,604
LIABILITIES
Total notes payable	$1,161,493	$24,414	$315,748	$(86,017)	$1,415,638
Other liabilities	22,510	66,994	150,565	(1,390)	238,679
TOTAL LIABILITIES	1,184,003	91,408	466,313	(87,407)	1,654,317
EQUITY	1,840,287	1,523,023	1,264,754	(2,787,777)	1,840,287
TOTAL LIABILITIES AND EQUITY	$3,024,290	$1,614,431	$1,731,067	$(2,875,184)	$3,494,604

Condensed Consolidating Balance Sheet As of December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$137,695	$1,495,211	$1,435,613	$(83)	$3,068,436
Investment in affiliates	2,741,292	—	—	(2,741,292)	—
Other assets	403,661	94,018	802,755	(992,967)	307,467
TOTAL ASSETS	$3,282,648	$1,589,229	$2,238,368	$(3,734,342)	$3,375,903
LIABILITIES
Total notes payable	$1,683,262	$42,903	$574,495	$(933,938)	$1,366,722
Other liabilities	35,380	70,042	192,720	(59,112)	239,030
TOTAL LIABILITIES	1,718,642	112,945	767,215	(993,050)	1,605,752
EQUITY	1,564,006	1,476,284	1,471,153	(2,741,292)	1,770,151
TOTAL LIABILITIES AND EQUITY	$3,282,648	$1,589,229	$2,238,368	$(3,734,342)	$3,375,903

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2016	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$24,009	$193,193	$158,136	$—	$375,338
Equity in subsidiaries’ earnings	157,074	—	—	(157,074)	—
Total costs and expenses	48,283	99,707	89,468	(1,034)	236,424
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	132,800	93,486	68,668	(156,040)	138,914
Other income and (expense)	(59,834)	2,516	(5,328)	(1,943)	(64,589)
INCOME BEFORE INCOME TAXES	72,966	96,002	63,340	(157,983)	74,325
Income tax provision of taxable REIT subsidiaries	—	(143)	(1,342)	—	(1,485)
NET INCOME	72,966	95,859	61,998	(157,983)	72,840
Other comprehensive (loss) gain	(2,361)	—	126	—	(2,235)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$70,605	$95,859	$62,124	$(157,983)	$70,605

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2015	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$23,512	$182,424	$154,217	$—	$360,153
Equity in subsidiaries’ earnings	169,423	—	—	(169,423)	—
Total costs and expenses	45,115	91,708	87,110	(1,119)	222,814
INCOME BEFORE OTHER INCOME AND EXPENSE AND INCOME TAXES	147,820	90,716	67,107	(168,304)	137,339
Other income and (expense)	(82,436)	(3,183)	24,795	(1,904)	(62,728)
INCOME BEFORE INCOME TAXES	65,384	87,533	91,902	(170,208)	74,611
Income tax benefit (provision) of taxable REIT subsidiaries	—	1,618	(762)	—	856
NET INCOME	65,384	89,151	91,140	(170,208)	75,467
Other comprehensive loss	(910)	—	(69)	—	(979)
COMPREHENSIVE INCOME	64,474	89,151	91,071	(170,208)	74,488
Comprehensive income attributable to noncontrolling interests	—	—	(10,014)	—	(10,014)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$64,474	$89,151	$81,057	$(170,208)	$64,474

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2014	Equity One Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$23,898	$181,030	$148,257	$—	$353,185
Equity in subsidiaries’ earnings	158,824	—	—	(158,824)	—
Total costs and expenses	50,548	94,237	88,194	(967)	232,012
INCOME BEFORE OTHER INCOME AND EXPENSE, INCOME TAXES AND DISCONTINUED OPERATIONS	132,174	86,793	60,063	(157,857)	121,173
Other income and (expense)	(83,650)	(6,717)	29,996	(1,818)	(62,189)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	48,524	80,076	90,059	(159,675)	58,984
Income tax provision of taxable REIT subsidiaries	—	(84)	(766)	—	(850)
INCOME FROM CONTINUING OPERATIONS	48,524	79,992	89,293	(159,675)	58,134
(Loss) income from discontinued operations	(19)	3,040	(72)	8	2,957
NET INCOME	48,505	83,032	89,221	(159,667)	61,091
Other comprehensive loss	(3,151)	—	(392)	—	(3,543)
COMPREHENSIVE INCOME	45,354	83,032	88,829	(159,667)	57,548
Comprehensive income attributable to noncontrolling interests	—	—	(12,194)	—	(12,194)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$45,354	$83,032	$76,635	$(159,667)	$45,354

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(62,234)	$138,116	$111,754	$187,636
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(32,560)	(97,000)	(129,560)
Additions to income producing properties	(1,672)	(8,000)	(6,071)	(15,743)
Additions to construction in progress	(2,076)	(37,218)	(46,429)	(85,723)
Proceeds from sale of operating properties	9,819	9,749	—	19,568
Increase in deferred leasing costs and lease intangibles	(637)	(4,290)	(1,973)	(6,900)
Investment in joint ventures	—	—	(344)	(344)
Distributions from joint ventures	—	—	2,241	2,241
Repayments from subsidiaries, net	1,100	(48,884)	47,784	—
Net cash provided by (used in) investing activities	6,534	(121,203)	(101,792)	(216,461)
FINANCING ACTIVITIES:
Repayments of mortgage loans	—	(18,276)	(42,658)	(60,934)
Purchase of marketable securities for defeasance of mortgage loan	—	—	(66,447)	(66,447)
Borrowings under mortgage loans	—	—	98,537	98,537
Deposit for mortgage loan	—	—	1,898	1,898
Net borrowings under revolving credit facility	22,000	—	—	22,000
Borrowings under senior notes	200,000	—	—	200,000
Repayment of senior notes	(230,425)	—	—	(230,425)
Borrowings under term loan, net	75,000	—	—	75,000
Payment of deferred financing costs	(5,470)	—	(1,722)	(7,192)
Proceeds from issuance of common stock	122,045	—	—	122,045
Repurchase of common stock	(1,912)	—	—	(1,912)
Stock issuance costs	(1,940)	—	—	(1,940)
Dividends paid to stockholders	(126,508)	—	—	(126,508)
Net cash provided by (used in) financing activities	52,790	(18,276)	(10,392)	24,122
Net decrease in cash and cash equivalents	(2,910)	(1,363)	(430)	(4,703)
Cash and cash equivalents at beginning of the year	7,628	1,525	12,200	21,353
Cash and cash equivalents at end of the year	$4,718	$162	$11,770	$16,650

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(92,636)	$128,370	$129,031	$164,765
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(13,300)	(85,000)	(98,300)
Additions to income producing properties	(2,851)	(11,091)	(7,050)	(20,992)
Acquisition of land	—	(1,350)	—	(1,350)
Additions to construction in progress	(7,249)	(33,826)	(22,525)	(63,600)
Deposits for the acquisition of income producing properties	(10)	—	—	(10)
Proceeds from sale of operating properties	—	4,526	1,279	5,805
Increase in deferred leasing costs and lease intangibles	(1,459)	(3,718)	(1,661)	(6,838)
Investment in joint ventures	(329)	—	(23,610)	(23,939)
Distributions from joint ventures	—	—	15,666	15,666
Collection of development costs tax credit	—	14,258	—	14,258
Repayments from subsidiaries, net	34,347	(56,517)	22,170	—
Net provided by (cash used) in investing activities	22,449	(101,018)	(100,731)	(179,300)
FINANCING ACTIVITIES:
Repayments of mortgage loans	—	(27,039)	(24,025)	(51,064)
Deposit for mortgage loan	—	—	(1,898)	(1,898)
Net borrowings under revolving credit facility	59,000	—	—	59,000
Repayment of senior notes	(220,155)	—	—	(220,155)
Borrowings under term loan, net	222,916	—	—	222,916
Payment of deferred financing costs	(168)	—	—	(168)
Proceeds from issuance of common stock	124,915	—	—	124,915
Repurchase of common stock	(320)	—	—	(320)
Stock issuance costs	(624)	—	—	(624)
Dividends paid to stockholders	(112,957)	—	—	(112,957)
Purchase of noncontrolling interests	—	—	(1,216)	(1,216)
Distributions to noncontrolling interests	—	—	(10,010)	(10,010)
Net cash provided by (used in) financing activities	72,607	(27,039)	(37,149)	8,419
Net increase (decrease) in cash and cash equivalents	2,420	313	(8,849)	(6,116)
Cash and cash equivalents at beginning of the year	5,208	1,212	21,049	27,469
Cash and cash equivalents at end of the year	$7,628	$1,525	$12,200	$21,353

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(100,853)	$121,044	$123,904	$144,095
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(82,650)	(10,797)	(93,447)
Additions to income producing properties	(1,360)	(9,156)	(8,860)	(19,376)
Additions to construction in progress	(5,420)	(55,942)	(15,733)	(77,095)
Deposits for the acquisition of income producing properties	(50)	—	—	(50)
Proceeds from sale of operating properties	41,730	80,764	22,976	145,470
Decrease in cash held in escrow	10,662	—	—	10,662
Increase in deferred leasing costs and lease intangibles	(611)	(3,651)	(3,178)	(7,440)
Investment in joint ventures	—	—	(9,028)	(9,028)
Advances to joint ventures	—	—	(154)	(154)
Distributions from joint ventures	—	—	16,394	16,394
Repayment of loans receivable	—	—	60,526	60,526
Repayments from subsidiaries, net	78,191	(18,319)	(59,872)	—
Net cash provided by (used in) investing activities	123,142	(88,954)	(7,726)	26,462
FINANCING ACTIVITIES:
Repayments of mortgage loans	—	(29,859)	(102,705)	(132,564)
Net repayments under revolving credit facility	(54,000)	—	—	(54,000)
Payment of deferred financing costs	(3,638)	—	—	(3,638)
Proceeds from issuance of common stock	145,447	—	—	145,447
Repurchase of common stock	(1,752)	—	—	(1,752)
Stock issuance costs	(591)	—	—	(591)
Dividends paid to stockholders	(106,659)	—	—	(106,659)
Purchase of noncontrolling interests	—	(2,191)	(761)	(2,952)
Distributions to noncontrolling interests	—	—	(11,962)	(11,962)
Net cash used in financing activities	(21,193)	(32,050)	(115,428)	(168,671)
Net increase in cash and cash equivalents	1,096	40	750	1,886
Cash and cash equivalents at beginning of the year	4,112	1,172	20,299	25,583
Cash and cash equivalents at end of the year	$5,208	$1,212	$21,049	$27,469

24.    Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)
2016	(In thousands, except per share data)
Total revenue	$94,477	$92,531	$93,755	$94,575
Net income	$21,066	$21,582	$12,561	$17,631
Net income attributable to Equity One, Inc.	$21,066	$21,582	$12,561	$17,631
Earnings per share data (4)
Basic	$0.15	$0.15	$0.09	$0.12
Diluted	$0.15	$0.15	$0.09	$0.12
_______________________________________________

(1)	During the first quarter of 2016, we recognized a loss on extinguishment of debt of $5.0 million. See Note 12 for further discussion.

(2)	During the third quarter of 2016, we recognized impairment losses of $3.1 million and a loss on extinguishment of debt of $9.4 million. See Notes 6 and 12 for further discussion.

(3)	During the fourth quarter of 2016, we incurred merger expenses of $5.5 million.

(4)	The sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of individual calculations.

	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter
2015	(In thousands, except per share data)
Total revenue	$88,479	$90,735	$90,439	$90,500
Net income	$10,508	$29,561	$19,459	$15,939
Net income attributable to Equity One, Inc.	$8,006	$27,054	$16,961	$13,432
Earnings per share data (3)
Basic	$0.06	$0.21	$0.13	$0.10
Diluted	$0.06	$0.21	$0.13	$0.10
_______________________________________________

(1)	During the first quarter of 2015, we recognized impairment losses of $11.3 million. See Note 6 for further discussion.

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
We received rental income from affiliates of Gazit of approximately $258,000, $253,000 and $240,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
General and administrative expenses incurred by us on behalf of Gazit with respect to the provision of IFRS financial statements and related matters, which are reimbursed, totaled approximately $974,000, $886,000 and $958,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $254,000 and $242,000 as of December 31, 2016 and 2015, respectively.
We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $375,000, $500,000 and $271,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The balance due to MGN Icarus, Inc., which is included in accounts payable and accrued expenses, was approximately $160,000 and $175,000 as of December 31, 2016 and 2015, respectively.
In June 2016, we entered into an assignment agreement with Promed Manhattan, LLC (“Promed”), an affiliate of Gazit, whereby we assumed Promed’s lease with a third party landlord commencing September 1, 2016. The leased premises consists of office space located in the same building in New York City where we maintain our corporate headquarters. Concurrently with the lease assignment, we entered into a license agreement with Gazit Group USA, Inc. (“Gazit Group”), an affiliate of Gazit, whereby Gazit Group has the right to use a designated portion of the office space subject to certain limitations. As part of the license agreement,

Gazit Group reimburses us for its pro-rata portion of the costs due to the landlord of the office space, which totaled $20,000 for the year ended December 31, 2016.
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
26.    Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2016 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements and have also included such events in the footnotes.
In January 2017, we closed on the sale of two properties which had an aggregate net carrying value of $13.3 million and were classified as held for sale as of December 31, 2016, for an aggregate gross sales price of $23.5 million. Additionally, in February 2017, we closed on the sale of one property, which had a net carrying value of $5.9 million as of December 31, 2016 and met the criteria to be classified as held for sale subsequent to year-end, for a gross sales price of $10.6 million.
In February 2017, our Board of Directors declared a prorated quarterly dividend of $0.18089 per share on our common stock. These dividends were paid on February 28, 2017 to stockholders of record on February 24, 2017.
In February 2017, in connection with the pending Merger, we terminated and settled our three interest rate swaps, resulting in an aggregate net cash payment of approximately $939,000 to the respective counterparties. The settlement value of the interest rate swaps was reimbursed by Regency.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts		Deductions	Balance at end of period
	(In thousands)
Year Ended December 31, 2016:
Allowance for doubtful accounts	$3,880	$1,787	—		(3,484)	$2,183
Year Ended December 31, 2015:
Allowance for doubtful accounts	3,046	2,521	—		(1,687)	3,880
Allowance for deferred tax asset	164	—	—		(164)	—
Year Ended December 31, 2014:
Allowance for doubtful accounts	4,819	1,032	(1,059)	(1)	(1,746)	3,046
Allowance for deferred tax asset	162	2	—		—	164
(1) Represents the reversal of certain historical real estate tax billings for which a settlement was reached with the tenants.
Note: Amounts above include those amounts recorded in discontinued operations for the year ended December 31, 2014.

SCHEDULE III
Equity One, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In thousands)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
90-30 Metropolitan	NY	$—	$5,105	$21,378	$952	$5,105	$22,330	$27,435	$(2,954)	2007	9/1/2011
91 Danbury Road	CT	—	787	664	(11)	782	658	1,440	(35)	1965	11/23/2015
101 7th Avenue	NY	—	21,699	40,518	12,498	21,699	53,016	74,715	(3,696)	1930	5/16/2011
200 Potrero	CA	—	4,778	1,469	303	4,778	1,772	6,550	(546)	1928	12/27/2012
1175 Third Avenue	NY	5,950	28,282	22,115	(377)	28,070	21,950	50,020	(2,868)	1995	9/22/2010
1225-1239 Second Avenue	NY	—	14,253	11,288	258	14,274	11,525	25,799	(1,044)	1963	10/5/2012
5335 CITGO	MD	—	6,203	103	—	6,203	103	6,306	(81)	1958	9/5/2013
5471 CITGO	MD	—	4,107	78	—	4,107	78	4,185	(62)	1959	9/5/2013
Alafaya Commons	FL	—	6,858	10,720	5,475	7,000	16,053	23,053	(3,808)	1987	2/12/2003
Alafaya Village	FL	—	1,444	4,967	590	1,444	5,557	7,001	(1,489)	1986	4/20/2006
Ambassador Row	LA	—	3,880	10,570	4,151	3,880	14,721	18,601	(4,902)	1980	2/12/2003
Ambassador Row Courtyard	LA	—	3,110	9,208	6,813	3,110	16,021	19,131	(4,431)	1986	2/12/2003
Antioch Land	CA	—	7,060	—	(3,236)	3,770	54	3,824	—	n/a	1/4/2011
Atlantic Village	FL	—	1,190	4,760	7,108	1,190	11,868	13,058	(4,589)	1984	6/30/1995
Aventura Square (2)	FL	18,790	46,811	17,851	2,102	45,855	20,909	66,764	(3,624)	1991	10/5/2011
Banco Popular Office Building	FL	—	3,363	1,566	681	3,363	2,247	5,610	(733)	1971	9/27/2005
Bird 107	FL		8,568	3,942	21	8,568	3,963	12,531	(200)	1962	8/27/2015
Bird Ludlum	FL	—	4,088	16,318	3,970	4,088	20,288	24,376	(10,666)	1988	8/11/1994
Bluebonnet Village	LA	—	2,290	4,168	2,482	2,290	6,650	8,940	(2,481)	1983	2/12/2003
Bluffs Square	FL	—	3,232	9,917	985	3,232	10,902	14,134	(5,427)	1986	8/15/2000
Boca Village Square	FL	—	3,385	10,174	5,619	4,620	14,558	19,178	(3,858)	1978	8/15/2000
Bowlmor Lanes	MD	—	12,128	863	—	12,128	863	12,991	(324)	1960	5/7/2013
Boynton Plaza	FL	—	2,943	9,100	4,464	3,884	12,623	16,507	(3,330)	1978	8/15/2000
BridgeMill	GA	6,046	8,593	6,310	789	8,593	7,099	15,692	(2,717)	2000	11/13/2003
Broadway Plaza	NY	—	7,500	—	41,150	13,005	35,645	48,650	(3,636)	2014	6/8/2012
Broadway Outparcels	NY	—	2,000	—	16,156	4,192	13,964	18,156	(674)	2015	10/1/2012
Brookside Plaza	CT	—	2,291	26,260	11,170	2,291	37,430	39,721	(11,514)	1985	1/12/2006
Buckhead Station	GA	—	27,138	45,277	5,000	27,138	50,277	77,415	(13,307)	1996	3/9/2007
Cambridge Star Market	MA	—	11,358	13,854	—	11,358	13,854	25,212	(4,512)	1953	10/7/2004
Cashmere Corners	FL	—	1,947	5,707	1,018	1,947	6,725	8,672	(2,321)	2001	8/15/2000
Centre Pointe Plaza	NC	—	2,081	4,411	1,472	2,081	5,883	7,964	(2,317)	1989	2/12/2003
Chapel Trail	FL	—	3,641	5,777	3,011	3,641	8,788	12,429	(3,413)	2007	5/10/2006
Charlotte Square	FL	—	4,155	4,414	1,306	4,155	5,720	9,875	(1,857)	1980	2/12/2003
Chastain Square	GA	—	10,689	5,937	1,604	10,689	7,541	18,230	(2,525)	1981	2/12/2003
Circle Center West	CA	—	10,800	10,340	1,118	10,800	11,458	22,258	(2,354)	1989	3/15/2011
Clocktower Plaza	NY	—	25,184	19,462	33	25,184	19,495	44,679	(3,038)	1985	9/28/2012
Compo Acres	CT	—	18,305	12,195	5,562	18,305	17,757	36,062	(2,451)	1960	3/1/2012
Concord Shopping Plaza	FL	27,750	28,030	40,919	—	28,030	40,919	68,949	(2,021)	1962	6/10/2015
Copps Hill	CT	15,096	14,146	24,626	258	14,146	24,884	39,030	(5,943)	2002	3/31/2010
Coral Reef Shopping Center	FL	—	16,464	4,376	2,161	17,517	5,484	23,001	(1,470)	1968	9/1/2006
Countryside Shops	FL	—	11,343	13,853	7,036	11,343	20,889	32,232	(5,400)	1986	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Crossroads Square	FL	$—	$3,592	$4,401	$7,732	$3,520	$12,205	$15,725	$(4,207)	1973	8/15/2000
Culver Center	CA	—	74,868	59,958	5,296	75,214	64,908	140,122	(8,924)	1950	11/16/2011
Danbury Green	CT	—	17,547	21,560	8,666	18,143	29,630	47,773	(7,025)	2006	10/27/2011
Darinor Plaza	CT	—	—	16,991	3,288	—	20,279	20,279	(3,497)	1978	8/28/2012
Elmwood Oaks	LA	—	4,088	8,221	1,005	4,088	9,226	13,314	(3,475)	1989	2/12/2003
Ft. Caroline	FL	—	701	2,800	2,603	700	5,404	6,104	(2,337)	1985	1/24/1994
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(1,495)	1991	3/19/2010
Glengary Shoppes	FL	—	7,488	13,969	417	7,488	14,386	21,874	(3,300)	1995	12/31/2008
Greenwood	FL	—	4,117	10,295	4,175	4,117	14,470	18,587	(4,999)	1982	2/12/2003
Hammocks Town Center	FL	—	16,856	11,392	2,816	16,856	14,208	31,064	(2,793)	1987	12/31/2008
Hampton Oaks	GA	—	835	—	344	243	936	1,179	(589)	2009	11/30/2006
Homestead	FL	—	1,170	—	329	1,170	329	1,499	(36)	2014	11/8/2004
Jonathan’s Landing	FL	—	1,146	3,442	886	1,146	4,328	5,474	(1,896)	1997	8/15/2000
Kirkman Shoppes	FL	—	6,222	9,714	6,873	6,933	15,876	22,809	(4,351)	1973	8/15/2000
Lago Mar	FL	—	4,216	6,609	1,876	4,216	8,485	12,701	(3,015)	1995	2/12/2003
Lake Mary Centre	FL	—	7,092	13,878	17,948	7,092	31,826	38,918	(10,831)	1988	11/9/1995
Lantana Village Outparcels	FL	—	165	285	138	165	423	588	(195)	1976	1/6/1998
Magnolia Shoppes	FL	—	7,176	10,886	3,373	7,176	14,259	21,435	(2,916)	1998	12/31/2008
Mandarin Landing	FL	—	4,443	4,747	11,757	4,443	16,504	20,947	(6,992)	1976	12/10/1999
Marketplace Shopping Center	CA	—	8,727	22,188	2,949	8,737	25,127	33,864	(4,271)	1990	1/4/2011
McAlpin Square	GA	—	3,536	6,963	460	3,536	7,423	10,959	(2,566)	1979	2/12/2003
Medford Shaw's Supermarket	MA	—	7,750	11,390	(4,859)	5,092	9,189	14,281	(2,987)	1995	10/7/2004
North Bay Village	FL	—	850	1,000	194	877	1,167	2,044	(563)	1970	4/30/1998
Old Kings Commons	FL	—	1,420	5,005	1,139	1,420	6,144	7,564	(2,166)	1988	2/12/2003
Pablo Plaza	FL	—	7,023	14,072	4,250	7,930	17,415	25,345	(3,307)	1973	8/31/2010
Pavilion	FL	—	10,827	11,299	13,247	10,827	24,546	35,373	(6,422)	1982	2/4/2004
Piedmont Peachtree Crossing	GA	—	34,338	17,992	1,486	34,338	19,478	53,816	(5,548)	1978	3/6/2006
Pine Island	FL	—	8,557	12,860	3,879	8,557	16,739	25,296	(7,245)	1999	8/26/1999
Pine Ridge Square	FL	—	6,528	9,850	7,299	6,649	17,028	23,677	(5,696)	1986	2/12/2003
Plaza Escuela	CA	—	10,041	63,038	3,939	10,041	66,977	77,018	(8,840)	2002	1/4/2011
Pleasanton Plaza	CA	—	19,390	20,197	402	19,390	20,599	39,989	(2,741)	1981	10/25/2013
Plymouth Shaw's Supermarket	MA	—	4,917	12,198	1	4,917	12,199	17,116	(3,966)	1993	10/7/2004
Point Royale	FL	—	3,720	5,005	10,156	4,926	13,955	18,881	(3,847)	1970	7/27/1995
Post Road Plaza	CT	—	9,807	2,707	1,455	9,807	4,162	13,969	(683)	1978	3/1/2012
Potrero	CA	—	48,594	74,701	1,772	48,594	76,473	125,067	(10,509)	1968	3/1/2012
Prosperity Centre	FL	—	6,015	13,838	1,534	6,015	15,372	21,387	(6,711)	1993	8/15/2000
Quincy Star Market	MA	—	6,121	18,445	174	6,121	18,619	24,740	(6,026)	1965	10/7/2004
Ralph’s Circle Center	CA	—	9,833	5,856	1,389	9,833	7,245	17,078	(1,791)	1983	7/14/2011
Ridge Plaza	FL	—	3,905	7,450	3,329	3,898	10,786	14,684	(4,548)	1984	8/15/2000
River Green Land	GA	—	2,587	—	(1,087)	1,500	—	1,500	—	n/a	9/27/2005
Ryanwood	FL	—	2,281	6,880	1,731	2,613	8,279	10,892	(2,939)	1987	8/15/2000
Salerno Village	FL	—	166	—	125	166	125	291	(37)	1900	1/1/1900
San Carlos Marketplace	CA	—	33,823	54,536	—	33,823	54,536	88,359	(347)	1999 / 2007	10/25/2016
Sawgrass Promenade	FL	—	3,280	9,351	2,926	3,280	12,277	15,557	(6,044)	1982	8/15/2000

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Serramonte Shopping Center	CA	—	81,049	119,765	83,395	83,101	201,108	284,209	(30,854)	1968	1/4/2011
Sheridan Plaza	FL	57,140	38,888	36,241	7,231	38,888	43,472	82,360	(16,007)	1973	7/14/2003
Shoppes of Oakbrook (2)	FL	—	7,706	16,079	5,123	7,706	21,202	28,908	(8,277)	1974	8/15/2000
Shoppes of Silverlakes	FL	—	10,306	10,131	3,573	10,306	13,704	24,010	(4,703)	1995	2/12/2003
Shoppes of Sunset	FL	—	3,318	1,537	74	3,318	1,611	4,929	(145)	1979	6/10/2015
Shoppes of Sunset II	FL	—	3,117	790	(6)	3,117	784	3,901	(146)	1980	6/10/2015
Shops at Skylake	FL	—	15,226	7,206	26,865	15,226	34,071	49,297	(12,118)	1999	8/19/1997
Shops at St. Lucie	FL	—	790	3,082	2,294	790	5,376	6,166	(1,195)	2006	8/15/2000
Siegen Village	LA	—	4,329	9,691	24	4,329	9,715	14,044	(3,445)	1988	2/12/2003
South Beach	FL	—	9,545	19,228	10,781	9,663	29,891	39,554	(10,172)	1990	2/12/2003
South Point Center	FL	—	7,142	7,098	130	7,142	7,228	14,370	(1,914)	2003	12/8/2006
Southbury Green	CT	—	18,483	31,857	6,212	18,744	37,808	56,552	(6,840)	1997	10/27/2011
St. Lucie Land	FL	—	7,728	—	(5,378)	2,350	—	2,350	—	n/a	11/27/2006
Summerlin Square	FL	—	2,187	7,989	(9,100)	366	710	1,076	(329)	1986	6/10/1998
Sunlake	FL	—	9,861	—	23,469	15,791	17,539	33,330	(4,013)	2010	2/1/2005
Swampscott Whole Foods	MA	—	5,139	6,539	—	5,139	6,539	11,678	(2,121)	1967	10/7/2004
Talega Village Center	CA	10,516	14,273	9,266	553	14,273	9,819	24,092	(1,282)	2007	1/23/2014
Tamarac Town Square	FL	—	4,742	5,610	1,933	4,643	7,642	12,285	(2,861)	1987	2/12/2003
TD Bank Skylake	FL	—	2,041	—	453	2,064	430	2,494	(59)	2011	12/17/2009
The Collection at Harvard Square	NY	—	80,120	6,610	343	80,120	6,953	87,073	(287)	1906	10/19/2015
The Gallery at Westbury	MA	—	27,481	3,537	87,412	40,187	78,243	118,430	(16,061)	2012	11/16/2009
The Village Center	CT	14,392	18,284	36,021	2,960	19,419	37,846	57,265	(3,006)	1973	10/23/2013
Town & Country	FL	—	2,503	4,397	472	2,354	5,018	7,372	(1,915)	1993	2/12/2003
Treasure Coast (2)	FL	—	1,359	9,728	2,078	1,359	11,806	13,165	(3,982)	1983	2/12/2003
Unigold Shopping Center	FL	—	4,304	6,413	2,315	4,304	8,728	13,032	(3,171)	1987	2/12/2003
Union City Commons Land	GA	—	8,084	—	(5,684)	2,400	—	2,400	—	n/a	6/22/2006
Von's Circle Center	CA	8,839	18,219	18,909	3,259	18,274	22,113	40,387	(4,489)	1972	3/16/2011
Walmart at Norwalk	CT	—	25,917	14,577	—	25,917	14,577	40,494	(326)	1956	6/30/2016
Waterstone	FL	—	1,422	7,508	678	1,422	8,186	9,608	(2,383)	2005	4/10/1992
West Bird	FL	—	5,280	12,539	1,173	5,280	13,712	18,992	(3,287)	1977	8/31/2010
West Lake Shopping Center	FL	—	2,141	5,789	1,171	2,141	6,960	9,101	(3,477)	1984	11/6/1996
West Roxbury Shaw's Plaza	MA	—	14,457	13,588	1,996	14,496	15,545	30,041	(5,136)	1973	10/7/2004
Westbury Plaza	NY	88,000	37,853	58,273	11,521	40,843	66,804	107,647	(14,927)	1993	10/29/2009
Westport Office	CT	—	995	1,214	10	1,039	1,180	2,219	(85)	1984	11/18/2014
Westport Outparcels	FL	—	1,347	1,010	84	1,347	1,094	2,441	(267)	1990	9/14/2006
Westport Plaza	FL	3,127	4,180	3,446	441	4,180	3,887	8,067	(1,344)	2002	12/17/2004
Westwood - Manor Care	MD	—	6,397	6,747	—	6,397	6,747	13,144	(775)	1976	9/5/2013
Westwood Center II	MD	—	11,205	3,655	11	11,205	3,666	14,871	(576)	1982	1/16/2014
Westwood Shopping Center	MD	—	62,841	8,224	4,713	62,841	12,937	75,778	(1,536)	1959	1/16/2014

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired
Williamsburg at Dunwoody	GA	—	4,697	3,615	1,506	4,697	5,121	9,818		(1,825)	1983	2/12/2003
Willows Shopping Center	CA	—	20,999	38,007	15,697	21,742	52,961	74,703		(10,287)	1977	1/4/2011
Young Circle	FL	—	13,409	8,895	940	13,409	9,835	23,244		(2,822)	1962	5/19/2005
Corporate	FL	—	—	241	(1,162)	—	(921)	(921)		574	various	various
		$255,646	$1,438,652	$1,632,005	$580,664	$1,458,082	$2,193,239	$3,651,321	(3)(4)	$(493,162)
 ______________________________________________
(1) Includes asset impairments recognized.
(2) Aventura Square encumbrance is cross collateralized with Shoppes of Oakbrook and Treasure Coast Plaza.
(3) The aggregate cost for federal income tax purposes was $2.5 billion.
(4) Below is the reconciliation of "Real Estate and Accumulated Depreciation."

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Investment in real estate:
Balance at beginning of the year	$3,507,428	$3,289,953	$3,270,999
Additions during the year:
Improvements	101,636	83,212	104,561
Acquisitions	130,660	180,350	115,567
Deductions during the year:
Cost of real estate sold/written off	(39,821)	(46,087)	(201,174)
Properties held for sale	(48,582)	—	—
Balance at close of the year	$3,651,321	$3,507,428	$3,289,953

Accumulated depreciation:
Balance at beginning of the year	$(438,992)	$(381,533)	$(354,166)
Depreciation expense	(85,387)	(75,235)	(79,279)
Cost of real estate sold/written off	22,032	17,776	51,912
Properties held for sale	9,185	—	—
Balance at close of the year	$(493,162)	$(438,992)	$(381,533)

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2014

(In thousands)
Balance at beginning of the year	$60,711
Deductions during the year:
Collections of principal	(60,526)
Collections of interest	(185)
(60,711)
Balance at end of the year	$—

INDEX TO EXHIBITS

Exhibits	Description

10.1	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and David Lukes

10.2	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and Michael Makinen

10.3	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and Matthew Ostrower

10.4	Amended and Restated Employment Agreement, dated June 6, 2016, by and between the Company and William Brown

10.5	Amendment to Employment Agreement, dated November 14, 2016, by and between the Company and William Brown

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase